Form 10-Q
period 2021-06-30
KnowBe4, Inc.
filed 2021-08-02
CIK 1664998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes ☐      No ☒
At July 28, 2021, there were 14,375,542 shares of the registrant’s Class A Common Stock outstanding.and 155,115,925 shares of the registrant’s Class B Common Stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include statements about:
•    our future financial performance, including our revenues, cost of revenues, gross profit or gross margin and operating expenses;
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

PART I. FINANCIAL INFORMATION
Item 1.  Financial Information
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$257,056	$85,582
Accounts receivable, net	42,714	38,664
Current portion of deferred commissions	15,559	13,177
Prepaid and other current assets	13,124	6,124
Total current assets	328,453	143,547

Deferred commissions, net of current portion	27,267	24,022
Capitalized software and content, net	14,473	15,523
Property and equipment, net	9,342	10,284
Operating lease right of use assets, net	11,330	12,067
Intangible assets, net	8,142	2,985
Goodwill	43,028	8,605
Other assets	1,194	1,177

Total assets	$443,229	$218,210

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$32,249	$19,265
Current portion of deferred revenue	137,406	112,469
Current portion of operating lease liabilities	2,860	2,651
Total current liabilities	172,515	134,385

Non-current liabilities:
Deferred revenue, net of current portion	84,541	73,227
Operating lease liabilities, net of current portion	9,008	9,766
Other non-current liabilities	2,259	3,991
Total liabilities	268,323	221,369

Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value, 0 shares authorized, issued, and outstanding at June 30, 2021 and 114,164,600 shares authorized, issued and outstanding (liquidation value $384.5 million) at December 31, 2020	—	—
Common stock, $0.00001 par value, 0 shares authorized, issued, and outstanding at June 30, 2021 and 176,000,000 shares authorized; and 42,279,000 shares issued and outstanding as of December 31, 2020	—	—
Common stock, 0.00001 par value, Class A, 1,000,000,000 shares authorized; and 11,709,402 shares issued and outstanding at June 30, 2021 and 0 shares authorized, issued and outstanding at December 31, 2020	—	—
Common stock, $0.00001 par value, Class B, 500,000,000 shares authorized; and 157,697,645 issued and outstanding at June 30, 2021 and 0 shares authorized, issued and outstanding at December 31, 2020	2	—
Additional paid-in capital	351,124	158,483
Accumulated deficit	(175,966)	(161,303)
Accumulated other comprehensive loss	(254)	(339)
Total stockholders’ equity (deficit)	174,906	(3,159)

Total liabilities and stockholders’ equity (deficit)	$443,229	$218,210
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues, net	$59,350	$41,489	$112,900	$80,667
Cost of revenues	8,591	6,303	15,934	12,346
Gross profit	50,759	35,186	96,966	68,321
Operating expenses:
Sales and marketing	31,510	19,875	54,581	39,502
Technology and development	6,760	4,391	12,502	9,297
General and administrative	28,284	10,976	42,913	21,096
Total operating expenses	66,554	35,242	109,996	69,895
Operating loss	(15,795)	(56)	(13,030)	(1,574)
Other income (expense):
Interest income	7	14	25	139
Interest expense	(66)	(16)	(262)	(29)
Other (loss) income	(416)	80	(559)	113
(Loss) income before income tax (expense) benefit	(16,270)	22	(13,826)	(1,351)
Income tax (expense) benefit	(593)	407	(837)	419
Net (loss) income	$(16,863)	$429	$(14,663)	$(932)
Net (loss) income per share, basic and diluted(1)	$(0.14)	$0.00	$(0.24)	$(0.02)
Weighted-average shares used in calculating basic net (loss) income per share	122,273,944	42,118,845	61,136,973	42,089,816
Weighted-average shares used in calculating diluted net (loss) income per share	122,273,944	164,160,470	61,136,973	42,089,816
(1) At June 30, 2021, basic and diluted (loss) income per share for Class A and Class B common stock are the same.
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income	$(16,863)	$429	$(14,663)	$(932)
Other comprehensive income (loss):
Net change in foreign currency translation adjustments	284	126	85	(1,498)
Other comprehensive income (loss):	284	126	85	(1,498)
Total comprehensive (loss) income	$(16,579)	$555	$(14,578)	$(2,430)
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except shares)
(unaudited)

	Convertible Preferred Stock		Common Stock		Class A Common Stock			Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares		Amount	Shares	Amount
Balance, December 31, 2020	114,164,600	$—	42,279,000	$—	—		$—	—	$—	$158,483	$(339)	$(161,303)	$(3,159)
Issuance of common stock for exercise of stock options	—	—	274,720	—	—	—	—	—	—	347	—	—	347
Issuance of common stock	—	—	1,245,440	—	—	—	—	—	—	24,675	—	—	24,675
Repurchase of common stock	—	—	(97,600)	—	—	—	—	—	—	(861)	—	—	(861)
Stock compensation expense	—	—	—	—	—	—	—	—	—	1,681	—	—	1,681
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(199)	—	(199)
Net income	—	—	—	—	—	—	—	—	—	—	—	2,200	2,200
Balance, March 31, 2021	114,164,600	—	43,701,560	—	—		—	—	—	184,325	(538)	(159,103)	24,684
Issuance of common stock for exercise of stock options	—	—	—	—	—		—	589,937	—	605	—	—	605
Conversion of convertible preferred stock and previously authorized common stock to Class B common stock	(114,164,600)	—	(43,701,560)	—	—		—	157,866,160	2	—	—	—	2
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	—	—	10,425,000		—	—	—	153,796	—	—	153,796
Issuance of restricted stock units	—	—	—	—	949,815		—	—	—	—	—	—	—
Conversion of Class B common stock to Class A common stock	—	—	—	—	758,452		—	(758,452)	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	—	—	—	—	(423,865)		—	—	—	(6,782)	—	—	(6,782)
Repurchase of common stock	—	—	—	—	—		—	—	—	680	—	—	680
Stock compensation expense	—	—	—	—	—		—	—	—	18,500	—	—	18,500
Other comprehensive income	—	—	—	—	—		—	—	—	—	284	—	284
Net loss	—	—	—	—	—		—	—	—	—	—	(16,863)	(16,863)
Balance, June 30, 2021	—	—	—	—	11,709,402		—	157,697,645	2	351,124	(254)	(175,966)	174,906

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
(in thousands, except shares)
(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	114,164,600	$—	42,087,280	$—	$154,287	$(429)	$(158,873)	$(5,015)
Issuance of common stock for exercise of stock options	—	—	85,400	—	60	—	—	60
Repurchase of common stock	—	—	(81,840)	—	(192)	—	—	(192)
Stock compensation expense	—	—	—	—	710	—	—	710
Other comprehensive loss	—	—	—	—	—	(1,624)	—	(1,624)
Net loss	—	—	—	—	—	—	(1,361)	(1,361)
Balance, March 31, 2020	114,164,600	—	42,090,840	—	154,865	(2,053)	(160,234)	(7,422)
Issuance of common stock for exercise of stock options	—	—	128,080	—	75	—	—	75
Repurchase of common stock	—	—	(55,040)	—	(657)	—	—	(657)
Stock compensation expense	—	—	—	—	1,327	—	—	1,327
Other comprehensive income	—	—	—	—	—	126	—	126
Net income	—	—	—	—	—	—	429	429
Balance, June 30, 2020	114,164,600	$—	42,163,880	$—	$155,610	$(1,927)	$(159,805)	$(6,122)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(14,663)	$(932)
Adjustments to reconcile net loss to net cash from operating activities:
Additions to capitalized content	(2,619)	(2,421)
Depreciation and amortization expense	6,600	5,619
Deferred commissions amortization	8,735	6,805
Stock-based compensation expense	20,481	2,037
Other, net	400	(91)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(2,741)	3,145
Deferred commissions	(14,386)	(9,958)
Prepaid and other assets	(8,279)	(950)
Accounts payable and other liabilities	10,021	3,140
Deferred revenue	32,397	20,569
Net cash provided by operating activities	35,946	26,963

Cash flows from investing activities:
Business combinations, net of cash acquired	(11,323)	—
Purchases of property and equipment	(1,055)	(3,855)
Capitalized internal-use software costs	(1,121)	(1,506)
Net cash used in investing activities	(13,499)	(5,361)

Cash flows from financing activities:
Proceeds from the exercise of stock options	952	135
Repurchase of common stock	(1,171)	(497)
Proceeds from the issuance of common stock	155,958	—
Acquisition-related contingent liability payments	(375)	(252)
Proceeds from finance lease obligations	—	214
Payments for finance lease obligations	(20)	(15)
Taxes paid for the net share settlement of restricted stock units	(6,782)	—
Net cash provided by (used in) financing activities	148,562	(415)

Effect of exchange rate changes on cash and cash equivalents	465	(284)

Net change in cash and cash equivalents	$171,474	$20,903
Cash and cash equivalents, beginning of period	$85,582	$48,864
Cash and cash equivalents, end of period	$257,056	$69,767
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
SUPPLEMENTAL CASH FLOW DISCLOSURES
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for taxes	$575	$7	$1,397	$16

Supplemental disclosure of noncash investing and financing activities:
Capital expenditures and other assets included in accounts payable and accrued expenses	$955	$570	$955	$570
Stock compensation recorded as liability	$—	$602	$—	$602
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Description of Business
KnowBe4, Inc. (“KnowBe4” or the “Company”), was incorporated in Delaware in January 2016 and is the successor of operations that began in August 2010. The Company is currently headquartered in Clearwater, Florida.
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
Initial Public Offering
As further described in Note 11 “Stockholders’ Equity”, in April 2021, the Company completed an initial public offering (“IPO”) of its Class A common stock.
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The Company’s consolidated financial statements and accompanying notes include the accounts of the Company and its wholly-owned subsidiaries. The accompanying consolidated balance sheets as of June 30, 2021 and the consolidated statements of operations, consolidated statements of comprehensive (loss) income and consolidated statements of stockholders' equity (deficit) for the three and six months ended June 30, 2021 and 2020 and the consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s consolidated balance sheets as of June 30, 2021, and its consolidated statements of operations, consolidated statements of comprehensive (loss) income, consolidated statements of stockholders' equity (deficit) and its consolidated statements of cash flows for the six months ended June 30, 2021 and 2020. All intercompany balances and transactions have been eliminated in consolidation. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2021. The accompanying interim unaudited consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2020, included in our prospectus filed under Rule 424(b) of the Securities Act of 1933, as amended (the “Prospectus”).
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
Operating Segments
The Company operates as a single operating segment, which engages in the development, marketing, and sale of the Company’s SaaS-based security awareness platform. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker is the Chief Executive Officer, who is responsible for evaluating the Company’s financial results, evaluating the Company’s resources and assessing the performance of the operations on a consolidated basis.
Cash and Cash Equivalents
The Company considers all investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents include $19.8 million and $22.5 million of overnight money market mutual funds at June 30, 2021 and December 31, 2020, respectively. The carrying amount of such cash equivalents approximates their fair value due to the short-term and highly liquid nature of these instruments.
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
The Company maintains an allowance for doubtful accounts based on future expected credit losses measured over the contractual term of the receivable. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering various factors including the age of each outstanding invoice, each customer’s expected ability to pay, historical loss rates and expectations of forward-looking loss estimates to determine whether the allowance is appropriate. The Company writes off accounts receivable balances to the allowance for doubtful accounts when the Company has exhausted all collection efforts. As of June 30, 2021 and December 31, 2020 the allowance for doubtful accounts was $0.3 million and $0.4 million, respectively. Allowance activity for the periods was not material to the consolidated financial statements.
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
Capitalized Software and Content, Net
The Company capitalizes costs incurred related to the development of internal use software during the application development stage. These capitalized costs are primarily related to the development of the Company’s security awareness platform. Costs are capitalized to develop new internal use software or to significantly increase the functionality of existing software. Capitalized software costs are amortized on a straight-line basis over the software’s estimated useful life of two to five years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments of capitalized internal use software during the three and six months ended June 30, 2021 and 2020.
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

Based on the results of the qualitative goodwill impairment analyses, the Company has determined there were no triggering events indicating impairment of goodwill during the three and six months ended June 30, 2021 and 2020.
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
Impairment of Intangible and Other Long-Lived Assets
The Company performs an impairment review of long-lived assets, including property and equipment and both definite and indefinite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with the respective accounting standards. If the Company determines that the carrying value of an asset group may not be recoverable, the Company measures recoverability by comparing the carrying amount of the asset group to the future undiscounted cash flows it expects the asset group to generate. If the Company considers any of these assets to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. In addition, the Company periodically evaluates the estimated remaining useful lives of long-lived assets to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation or amortization. No impairment indicators were identified and no impairment charges were recorded during the three and six months ended June 30, 2021 and 2020.
Leases
The Company determines whether an arrangement is or contains a lease at inception and classifies its leases at commencement. Operating leases with initial terms of twelve months or greater are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets.
ROU assets represent the Company’s right to use the underlying assets over the term of the lease and lease liabilities represent the Company’s contractual obligation to make lease payments over the lease term. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. Operating lease ROU assets also include any unamortized initial direct costs and any prepayments less any unamortized lease incentives received. As the Company’s leases do not provide an implicit rate for use in determining the present value of future payments, the Company uses its incremental borrowing rate. Options to extend or terminate a lease are included in the ROU asset and lease liability when it is reasonably certain that the Company will exercise the option.
Lease expense for minimum lease payments for operating leases is recognized on a straight-line basis over the lease term and is included primarily in operating expenses within the consolidated statement of operations. Variable lease costs represent non-lease components, namely common area maintenance and taxes, that are not fixed and are expensed as incurred.
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
Foreign Currency Transactions
The functional currency of the Company’s subsidiaries is determined based on the primary economic environment in which the subsidiary operates. Assets and liabilities of its non-U.S. dollar functional currency subsidiaries are translated into U.S. dollars using exchange rates in effect at the end of each period and revenues and expenses are translated at the average exchange rate for the period. Gains and losses from these translations are recognized as cumulative translation adjustments and included in accumulated other comprehensive (loss) income.
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
Cost of Revenues
Cost of revenues consists of certain direct costs associated with delivering the Company’s platform and includes hosting fees as well as amortization of capitalized internal-use software and content and allocated overhead. Cost of revenues also includes personnel costs, including salaries, benefits, bonuses, and stock-based compensation, for employees who provide support services to customers.
Stock-Based Compensation
The Company accounts for stock-based awards, including restricted stock units (“RSUs”) and stock options, based on the awards’ estimated grant date fair value. The grant date fair value of RSUs is measured at the grant date closing stock price and expense is recognized on a straight-line basis over the requisite service period of the awards and forfeitures are accounted for as incurred.
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
Prior to the Company’s IPO, our board of directors exercised judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock including (i) valuations performed at or near the time of grant; (ii) rights, preferences, and privileges of our redeemable convertible preferred stock relative to those of our common stock; (iii) our actual operating and financial performance at the time of the option grant; (iv) likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of our business; (v) the value of comparable companies with respect to industry, business model, stage of growth, financial risk or other factors; (vi) our stage of development and future financial projections; (vii) market transactions at or near the time of grant; and (viii) the lack of marketability of our common stock. The Company has historically utilized unrelated third-party specialists to prepare valuations in accordance with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or AICPA Guide. Prior to the Company’s IPO, the Company used the Probability Weighted Expected Return Method (“PWERM”), method for estimating the Company’s common stock value, since this is the preferred method for a company expecting a liquidity event in the near future. PWERM involves a forward-looking analysis of the possible future outcomes of the enterprise. Discrete future outcomes considered under the PWERM included an IPO as well as non-IPO market-based outcomes. Determining the fair value of the enterprise using the PWERM required the Company to develop assumptions and estimates for both the probability of an IPO liquidity event and non-IPO outcomes, as well as the values the Company expected those outcomes could yield. After the equity value is determined and allocated to the various classes of shares, a discount for lack of marketability (“DLOM”), is applied to arrive at the fair value of common stock based on the theory that as an owner of a private company stock, the stockholder has limited opportunities to sell this stock and any such sale would involve significant transaction costs, thereby reducing overall fair market value.
Following the IPO, there is an active market for the Company’s Class A common stock, and the Company is no longer applying these valuation approaches.
The Company’s Employee Stock Purchase Plan (“ESPP”) allows eligible employees to acquire shares of the Company’s Class A common stock by accumulating funds through payroll deductions of up to 15% of their compensation, subject to plan limitations. Purchases are accomplished through participation in discrete offering periods. Each offering period is six months and consists of one six-month purchase period, unless otherwise determined by the Company’s board of directors or compensation committee. The purchase price for shares of common stock purchased under the ESPP is 85% of the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of the purchase period in the applicable offering period. Stock-based compensation expense related to ESPP purchases is recorded based on the fair value of the ESPP purchase right estimated on the grant date using a Black-Scholes option-pricing model.
401(k) Plan
The Company maintains a tax-qualified retirement plan, or the 401(k) plan, that provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis. Eligible employees are able to participate in the 401(k) plan as of the first day of the month following the date they meet the 401(k) plan’s eligibility requirements, and participants are able to defer up to 100% of their eligible compensation subject to applicable annual Internal Revenue Code limits. All participants’ interests in their deferrals are 100% vested when contributed and the Company’s matching contributions are 100% vested following one year of service. The Company contracted with a third-party provider to act as a custodian and trustee and to process and maintain the records of participant data. The Company made contributions to the 401(k) Plan for the three months ended June 30, 2021 and 2020 of $0.5 million, and $0.3 million, respectively, and for the six months ended June 30, 2021 and 2020 of $1.0 million and $0.8 million, respectively.

Advertising
Advertising costs are expensed as incurred. Advertising expenses were $4.1 million and $3.2 million for the three months ended June 30, 2021 and 2020, respectively, and were $7.2 million and $6.3 million for the six months ended June 30, 2021 and 2020, respectively. Advertising costs are included within sales and marketing expenses in the accompanying consolidated statements of operations.
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
Net Income (Loss) per Share
Basic and diluted net income (loss) per share is presented in conformity with the two-class method required for participating securities. Prior to the IPO, the Company considered all series of its convertible preferred stock to be participating securities. Net loss was not allocated to the convertible preferred stock as the holders of the convertible preferred stock do not have a contractual obligation to share in any losses. Since the completion of the IPO, the Company considers shares of Class B common stock to be participating securities, since each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder. Net income is attributed to common stockholders and participating securities based on their participation rights.
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by giving affect to all potentially dilutive common stock equivalents to the extent they are dilutive.
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
No single customer accounted for more than ten percent of total revenue during the three and six months ended June 30, 2021 and 2020. Additionally, no single customer accounted for more than ten percent of accounts receivable at June 30, 2021 or December 31, 2020.

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
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value and indicate the fair value hierarchy of the valuation inputs used (in thousands):

	June 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market mutual funds	$19,824	$—	$—	$19,824
Total assets	$19,824	$—	$—	$19,824

Liabilities:
Accounts payable and accrued expenses:
Business acquisition contingent liabilities	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market mutual funds	$22,479	$—	$—	$22,479
Total assets	$22,479	$—	$—	$22,479

Liabilities:
Accounts payable and accrued expenses:
Business acquisition contingent liabilities	$—	$—	$350	$350
Total liabilities	$—	$—	$350	$350
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable, approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
There were no transfers between levels during the three and six months ended June 30, 2021 or the year ended December 31, 2020.

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

Note 3 – Revenue, Deferred Revenue and Remaining Performance Obligations
The following table summarizes revenue recognized from performance obligations delivered to customers which relate to (i) subscription services, which is recognized ratably over the term of the contract and (ii) initial subscription revenue representing content available for download, which is recognized at a point in time, for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Ratable portion of subscription revenue	$50,320	$35,690	$95,730	$68,948
Subscription revenue allocated to downloadable content	9,030	5,799	17,170	11,719
Total	$59,350	$41,489	$112,900	$80,667
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the Company’s platform (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
North America	$50,353	$36,880	$96,420	$72,075
International	8,997	4,609	16,480	8,592
Total	$59,350	$41,489	$112,900	$80,667
Contract Balances
The Company records unbilled receivables when revenue recognized on a contract exceeds amounts invoiced. Unbilled receivables were not material as of June 30, 2021 or December 31, 2020.

Contract liabilities consist of deferred revenue which represents contractual billings made in advance of performance under the contract. Changes in deferred revenue for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$204,057	$151,546	$185,696	$138,990
Plus: Additions to deferred revenue	77,240	49,209	149,151	100,897
Less: Recognition of revenue deferred in prior periods	(49,786)	(35,292)	(81,863)	(59,395)
Less: Recognition of revenue deferred in current periods	(9,564)	(6,197)	(31,037)	(21,226)
Ending balance	$221,947	$159,266	$221,947	$159,266
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
Remaining performance obligations consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Current	$167,417	$136,382
Noncurrent	101,826	87,395
Total	$269,243	$223,777
Deferred Commissions
Changes in deferred commissions for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$38,910	$30,917	$37,199	$29,176
Plus: Additions to deferred commissions	8,539	4,791	14,386	9,958
Less: Recognition of deferred commissions	(4,651)	(3,430)	(8,735)	(6,805)
Plus: Foreign currency impacts on deferred commissions	28	20	(24)	(31)
Ending balance	$42,826	$32,298	$42,826	$32,298
Note 4 – Business Combinations
Current year acquisition
On March 1, 2021, the Company acquired all outstanding equity interests in MediaPro Holdings, LLC (“MediaPro”), a SaaS company that specializes in security and privacy solutions including the production of digital content and custom software. The acquisition was funded using cash consideration of approximately $11.3 million, net of cash acquired of $1.9 million, and equity consideration of $24.7 million. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations and the Company has included the financial results of the acquired business in the consolidated financial statements from the date of acquisition. The resulting goodwill, which is deductible for tax purposes, is reflective of synergies the Company expects to realize and the assembled workforce. The Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. MediaPro revenues and losses were not material for the three and six months ended June 30, 2021. Acquisition related costs of $0.5 million are included in the accompanying consolidated statement of operations for the three and six months ended June 30, 2021.
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Accounts receivable	$1,391
Other assets acquired	4,075
Trade name	300
Acquired content	1,600
Customer relationships	3,300
Deferred revenue	(3,919)
Other liabilities acquired	(3,172)
Total identifiable net assets assumed	3,575
Goodwill	34,339
Total net asset value	$37,914
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
Note 5 – Capitalized Software and Content, Net
Internally developed capitalized software and content, net consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Capitalized software	$15,703	$15,081
Capitalized content	19,350	16,899
	35,053	31,980
Less: Accumulated amortization	(20,580)	(16,457)
Total capitalized software and content, net	$14,473	$15,523
Capitalized software and content amortization expense for each of the three months ended June 30, 2021 and 2020 totaled $2.1 million. Amortization expense for the six months ended June 30, 2021 and 2020 totaled $4.1 million and $3.9 million, respectively. These costs are primarily included in cost of revenues in the accompanying consolidated statements of operations.
Capitalized software and content amounts include accumulated costs not yet placed in service of $1.5 million at June 30, 2021. As these costs are not yet in service, they are not included in the following estimated future amortization expenses for capitalized software and content placed in service as of June 30, 2021 (in thousands):

2021	$3,856
2022	5,232
2023	2,274
2024	641
2025	424
Thereafter	564
Total	$12,991
Note 6 – Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Leasehold improvements	$8,412	$9,143
Computer and other equipment	6,337	5,630
Furniture and fixtures	2,087	2,107
	16,836	16,880
Less: Accumulated depreciation	(7,494)	(6,596)
Total property and equipment, net	$9,342	$10,284
Property and equipment depreciation expense for the three months ended June 30, 2021 and 2020 totaled $1.0 million and $0.9 million, respectively, and totaled $2.0 million and $1.6 million for the six months ended June 30, 2021 and 2020, respectively.
Additionally, 92.8% and 92.7% of the Company’s property and equipment were located in the United States and 7.2% and 7.3% were located in various international jurisdictions, as of June 30, 2021 and December 31, 2020, respectively.

Note 7 – Intangible Assets and Goodwill
Intangible assets
Intangible assets, net consist of the following (in thousands):

	Weighted Average Amortization Period	June 30, 2021
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)
Acquired content and customer relationships(1)	4.9 years	$7,182	$(2,268)	$4,914
Domain names	1.1 years	245	(188)	57
Patents	18.8 years	1,478	(78)	1,400
Trade names and other indefinite-lived intangibles(1)	Indefinite	732	—	732
In-process patents and trademarks	Not applicable	1,039	—	1,039
Total intangible assets		$10,676	$(2,534)	$8,142

	Weighted Average Amortization Period	December 31, 2020
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)
Acquired content and customer relationships(1)	3.7 years	$2,268	$(1,859)	$409
Domain names	1.3 years	245	(156)	89
Patents	19.1 years	1,235	(46)	1,189
Trade names and other indefinite-lived intangibles(1)	Indefinite	425	—	425
In-process patents and trademarks	Not applicable	873	—	873
Total intangible assets		$5,046	$(2,061)	$2,985
_______________
(1) - Gross carrying amount includes impact of currency translation of foreign denominated intangible assets
Intangible asset amortization expense for the three and six months ended June 30, 2021 was $0.3 million and $0.5 million, respectively. Intangible asset amortization expense for the three and six months ended June 30, 2020 was not material. These expenses are primarily presented in operating expenses with a portion allocated to cost of revenues within the accompanying consolidated statements of operations.
As of June 30, 2021, estimated future amortization expense is as follows (in thousands):

2021	$598
2022	1,151
2023	1,091
2024	1,059
2025	726
Thereafter	1,746
Total	$6,371

Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually.
The changes in carrying amounts of goodwill were as follows (in thousands):

Balance at December 31, 2019	$8,873
Other adjustments(1)	(268)
Balance at December 31, 2020	8,605
Additions	34,339
Other adjustments(1)	84
Balance at June 30, 2021	$43,028
________________
(1)Other adjustments represents the impact of currency translation of foreign currency denominated goodwill balances.
Note 8 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued payroll	$15,489	$4,839
Accrued commissions	7,982	6,662
Accounts payable	4,283	2,530
Other accrued expenses	4,495	5,234
Total accounts payable and accrued expenses	$32,249	$19,265
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
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$930	$679	$1,802	$1,310
Short-term lease cost	131	164	282	328
Variable lease cost	232	125	370	240
Total lease cost	$1,293	$968	$2,454	$1,878
Lease costs are primarily included in general and administrative expenses in the accompanying consolidated statements of operations. The Company reports the amortization of ROU assets and the change in operating lease liabilities on a net basis in accounts payable and other liabilities in the accompanying consolidated statements of cash flows.

Other information related to operating leases is as follows:

	Six Months Ended June 30,
	2021	2020
Weighted-average remaining lease term (in years)	4.79	4.25
Weighted-average discount rate	4.5%	6.7%
Future lease payments under non-cancellable leases recorded as of June 30, 2021, were as follows (in thousands):

Operating Leases
2021	$1,774
2022	3,011
2023	2,861
2024	2,124
2025	1,672
Thereafter	1,584
Total lease payments	13,026
Less: imputed interest	(1,158)
Total future lease payments under non-cancellable leases	$11,868
Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,751	$1,305
ROU assets obtained in exchange for lease obligations:
Operating leases	$1,606	$513

Note 10 – Revolving Credit Facility
The Company has a revolving line of credit (the “Revolving Credit Facility”) that provides for a $100.0 million revolving credit facility, with a letter of credit and swingline sublimit of $10.0 million each, respectively, and an accordion feature under which the Company can increase borrowings under the credit facility by up to $50.0 million. The Company is also obligated to pay other customary fees for a credit facility of this size and type, including letter of credit fees, an upfront fee, and an unused commitment fee which are expensed as incurred and included within interest expense in the consolidated statement of operations. The Revolving Credit Facility matures on March 12, 2024 and contains certain financial covenants.
The borrowings under the Revolving Credit Facility bear interest, at our option, at a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest in effect for such date as publicly announced from time to time by Bank of America as its “prime rate”, or (c) the eurodollar rate plus 1.0%, provided that such rate shall not be less than 0.5%. As of June 30, 2021, the Company did not have any outstanding borrowings under the Revolving Credit Facility, there were no issued letters of credit outstanding from the credit agreement and the Company was in compliance with all covenant requirements.

Note 11 – Stockholders’ Equity
Initial Public Offering
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
Immediately prior to the completion of the IPO, the Company amended its Fifth Charter in the form of the IPO Charter, which authorized capital stock consisting of 1,000,000,000 shares of Class A common stock, par value $0.00001 per share, 500,000,000 shares of Class B common stock, par value $0.00001 per share, and 100,000,000 shares of preferred stock, par value $0.00001 per share. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class B common stock is entitled to 10 votes and is convertible into one share of Class A common stock. Additionally, all shares of the Company’s capital stock outstanding immediately prior to the IPO, including all of the Company’s outstanding shares of convertible preferred stock, were reclassified into shares of the Company’s Class B common stock.
Stockholder’s Equity Prior to Initial Public Offering
Prior to the completion of the IPO, the terms of the Company’s equity securities were defined in the Company’s Fifth Amended and Restated Certificate of Incorporation, which was filed with the Secretary of the State of Delaware on July 1, 2019 (the “Fifth Charter”). As described above, the Company amended and then restated its Fifth Charter. The summary below relates to the Company’s Fifth Charter, inclusive of the amendment, which included the forward stock split, but prior to the restatement which was filed in conjunction with the IPO.
Common Stock
Prior to the completion of the IPO, the Company had one class of common stock where each share of common stock entitled the holder to one vote, together with the holders of preferred stock, on all matters submitted to the stockholders for a vote. The voting, dividend and liquidation rights of the holders of the common stock were subject to and qualified by the rights, powers and preference of the holders of the preferred stock set forth below.
Preferred Stock
Prior to the completion of the IPO, the Company was authorized to issue 114,164,600 shares of convertible preferred stock, par value $0.00001 per share. As of December 31, 2020, the Company had outstanding Series A, A-1, B, C and C-1 Preferred Stock (individually referred to as “Series A, A-1, B, C or C-1” or collectively “preferred stock”) as follows (in thousands, except share and per share amounts):

	As of December 31, 2020
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
As it relates to voting and dividend rights, the rights, preferences, and privileges of the preferred stock did not differ from the rights of the common stock. No dividends were declared during the year ended December 31, 2020.

In the event of any liquidation or Deemed Liquidation Event as defined in the Certificate of Incorporation, the holders of preferred stock were entitled to the greater of (i) the original issue price of the preferred stock plus any dividends declared and unpaid thereon, or (ii) the amount payable had all classes of shares been converted to common stock.
Additionally, each share of preferred stock was convertible, at the option of the holder at any time, into the number of shares of common stock determined by dividing the original issue price for such series of preferred stock by the conversion price for such series of preferred share that is in effect at the time of conversion. Each share of preferred stock, other than the shares of Series C-1 preferred stock, automatically converts into common stock at the then-applicable conversion rate in the event of the closing of a sale of shares to the public in a firm-commitment underwritten public offering at a price per share of $4.85 (the “IPO Value”) that results in net proceeds to the Company of not less than $100.0 million (a “Qualifying Public Offering” or “QPO”), or (ii) upon the consent of the holders of a majority of the shares of each of the other outstanding preferred stock classes. All shares of Series C-1 Preferred Stock automatically convert into shares of Common Stock at the then-applicable conversion rate upon the closing of a QPO with an IPO Value equal to or greater than $8.86 per share or equal to or more than $6.48 per share subject to certain approvals and additional share conversion requirements.

12 – Stock-Based Compensation
Equity Incentive Plans
2016 Equity Incentive Plan
Effective January 19, 2016, the Company established the KnowBe4, Inc. 2016 Equity Incentive Plan (the “2016 Incentive Plan”). The 2016 Incentive Plan initially authorized the issuance of up to an aggregate of 32,746,480 shares of common stock in the form of stock options and other types of equity awards that could be granted to officers, employees, directors, consultants and advisors of the Company and its subsidiaries and affiliates. Effective July 2, 2019, the Company amended the 2016 Incentive Plan to increase the maximum number of shares issuable under the plan to 37,728,000 shares of common stock. The Company has only granted stock options under the 2016 Incentive Plan. These options generally vest within four years from the date of grant and expire ten years from the date of grant, with typical vesting of 25% on the first anniversary and monthly thereafter.
The Company (i) amended the 2016 Incentive Plan to clarify that, following the closing of the IPO, outstanding awards under the 2016 Incentive Plan would cover shares of the Company’s Class B common stock, and (ii) terminated the 2016 Incentive Plan; provided, however, that the 2016 Incentive Plan continues to govern the terms and conditions of outstanding awards under the 2016 Incentive Plan as of the time of its termination. As of June 30, 2021, a total of 13,112,000 shares of Class B common stock have been reserved for issuance upon the exercise of stock options under the 2016 Incentive Plan.
2021 Equity Incentive Plan
The Company’s board of directors adopted the 2021 Equity Incentive Plan (“2021 Incentive Plan”), which became effective on April 20, 2021 and authorizes a maximum number of shares issuable of 18,400,000. The 2021 Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and any of our future subsidiary corporations’ employees and consultants. Additionally, the 2021 Incentive Plan includes an annual increase in the number of shares available for issuance on the first day of each fiscal year beginning with our 2022 fiscal year. As of June 30, 2021, 16,665,740 shares were reserved for future issuance under the 2021 Incentive Plan.

Stock Options
The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions set forth in the table below.

	Six Months Ended June 30,
	2021	2020
Expected term (years)	6.3	5.8
Expected stock price volatility	45.0%	45.0%
Risk-free interest rate	0.8%	1.3%
Dividend yield	—%	—%
Fair value of common stock	$19.82	$4.14
The following table summarizes the common stock option activity for the six months ended June 30, 2021:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	14,219,800	$2.73	$1.25	7.9	$131,893
Granted	40,000	12.01	11.52		312
Exercised	(864,657)	1.10	0.35		13,113
Forfeited or expired	(282,960)	4.16	1.86		3,637
Outstanding as of June 30, 2021	13,112,183	$2.84	$1.33	7.5	$372,783
Vested and exercisable as of June 30, 2021	8,705,263	$2.09	$0.97	6.9	$253,998
The aggregate intrinsic value of the options exercised represents the difference between the estimated fair value of our common stock on the date of exercise and the exercise price of the options.
Share Repurchases
Prior to the completion of its IPO, the Company had repurchased or promised to repurchase shares of common stock from former employees under pre-existing contingent call options triggered upon termination. The repurchase price paid or promised was in excess of the fair value of the common stock on the repurchase date, which resulted in additional compensation expense of $0.6 million and $0.8 million for the three and six months ended June 30, 2020, respectively. As of December 31, 2020, the Company recorded a liability representing the fair value of shares committed to be repurchased of $1.0 million, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. During the six months ended June 30, 2021, the Company completed its IPO, establishing a public market for the Company’s shares, and no longer intends to repurchase shares under remaining contingent call options.

Restricted Stock Units
The Company recognizes stock-based compensation expense associated with restricted stock units (“RSUs”) over the term of the respective awards. The following table summarizes the RSUs activity for the six months ended June 30, 2021:

	Shares	Weighted-Average Grant-Date Fair Value per share
Outstanding at December 31, 2020	—	$—
Granted	1,734,260	$16.14
Vested	(949,815)	$16.20
Forfeited or expired	—	$—
Outstanding at June 30, 2021	784,445	$16.06
The majority of RSUs granted during the period relates to RSUs granted to certain executives in conjunction with the IPO. A portion of these awards were fully vested at the time of grant while additional awards are subject to vesting upon the satisfaction of a service condition and/or achievement of certain performance metrics.
Employee Stock Purchase Plan
The Company’s 2021 Employee Stock Purchase Plan (“ESPP”) became effective on April 20, 2021 and allows for the sale of 3,350,000 shares of Class A common stock. The number of shares of Class A common stock that are available for sale under the ESPP also includes an annual increase on the first day of each fiscal year beginning on January 1, 2022. The fair value of the ESPP purchase right is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Six Months Ended June 30, 2021
Expected term (years)	0.5
Expected stock price volatility	60.9%
Risk-free interest rate	0.4%
Dividend yield	—%
Stock-based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues	$76	$31	$129	$52
Sales and marketing	5,662	251	6,551	402
Technology and development	148	100	288	170
General and administrative	12,983	934	13,560	1,395
Total stock-based compensation expense	$18,869	$1,316	$20,528	$2,019
As of June 30, 2021, the Company had $20.4 million of unrecognized stock compensation, which is expected to be recognized over a weighted-average period of 2.8 years.

Note 13 – Net (Loss) Income per Share
The computation of net (loss) income per share is as follows (in thousands, except share and per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021		2020	2021		2020
	Class A	Class B		Class A	Class B
Numerator:
Allocation of undistributed (losses) earnings for basic calculation	$(1,136)	$(15,727)	$116	$(988)	$(13,675)	$(932)
Reallocation of undistributed earnings for diluted calculation	$—	$—	$313	$—	$—	$—
Allocation of undistributed (losses) earnings for diluted calculation	$(1,136)	$(15,727)	$429	$(988)	$(13,675)	$(932)
Denominator:
Number of shares used in basic per share computation	8,235,097	114,038,847	42,118,845	4,117,549	57,019,424	42,089,816
Number of shares used in diluted per share computation	8,235,097	114,038,847	164,160,470	4,117,549	57,019,424	42,089,816
Net (loss) income per share, basic and diluted	$(0.14)	$(0.14)	$—	$(0.24)	$(0.24)	$(0.02)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be antidilutive were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	12,030,920	—	12,109,270	8,003,137
Restricted stock units	175,301	—	175,301	—
Preferred shares, Series A	—	—	—	30,525,040
Preferred shares, Series A-1	—	—	—	6,764,960
Preferred shares, Series B	—	—	—	17,955,840
Preferred shares, Series C	—	—	—	6,511,400
Preferred shares, Series C-1	—	—	—	52,407,360
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
The Company recognized income tax expense of $0.6 million and $0.8 million for the three and six months ended June 30, 2021, respectively, and an income tax benefit of $0.4 million for the each of the three and six months ended June 30, 2020. The tax expense for the three and six months ended June 30, 2021 was primarily attributable to taxes generated on operating income earning in foreign jurisdictions along with U.S. state tax expense. The tax benefit recognized for the three and six months ended June 30, 2020 primarily relates to the recognition of deferred tax assets in jurisdictions where the Company did not record a valuation allowance. As of June 30, 2021, the Company has a full valuation allowance on its U.S. federal and state and certain foreign deferred tax assets.

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
Our flagship product, Kevin Mitnick Security Awareness Training, or KMSAT, focuses on enabling organizations to assess their social engineering risks and providing security awareness training to mitigate these risks. KnowBe4 Compliance Manager, or KCM, enables organizations to manage compliance and audit cycles and PhishER, our security orchestration and automation product, enables security operations teams to prioritize and automate security workstreams in order to respond to and remediate social engineering attacks. Our newest product, Compliance Plus, provides our customers with relevant and engaging compliance content on a broad range of topics from data privacy to diversity, equity and inclusion.
We generate substantially all of our revenue from the sale of subscriptions to access our cloud-based platform. Subscription sales are primarily generated by our inside sales representatives and our network of channel partners. Our platform is priced individually by product then based on the subscription tier and number of subscribed users. This pricing model allows us to offer organizations flexibility to meet their individual needs without compromising the overall value of our platform. For KMSAT, Compliance Plus and PhishER, the number of subscribed users typically includes all or a majority of the employees of the customer organization. For KCM, the number of subscribed users typically includes the employees responsible for the administration of governance and compliance functions within the customer organization. KMSAT and KCM each feature premium tiers, which offer customers access to additional features, including many of our APIs and AI functionality. Additionally, the premium tiers of KMSAT offer customers access to more differentiated content options, including highly produced, serialized content, interactive modules, games and compliance modules.
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

Key Business Metrics
We regularly monitor a number of financial and operating metrics, including the following key metrics, in order to measure our current performance and estimate our future performance, as follows:

	June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Number of customers	41,601	33,056	8,545	25.9%
Annual recurring revenue (in thousands)	$240,595	$169,003	$71,592	42.4%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Operating loss	$(15,795)	$(56)	$(13,030)	$(1,574)
Add: Stock-based compensation expense	18,869	1,316	20,528	2,019
Add: Amortization of acquired intangible assets	294	83	469	166
Add: Acquisition and integration related costs	1,137	—	2,448	—
Non-GAAP operating income	$4,505	$1,343	$10,415	$611
Free Cash Flow
We define free cash flow as net cash provided by operating activities less purchases of property, equipment, amounts capitalized for internal-use software and principal payments on finance leases. We believe that free cash flow is a meaningful indicator of liquidity to management and investors about the amount of cash generated from our operations that, after the investments in property, equipment and capitalized internal-use software, can be used for strategic initiatives.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net cash provided by operating activities	$14,076	$13,034	$35,946	$26,963
Less: Purchases of property and equipment	(536)	(1,185)	(1,055)	(3,855)
Less: Capitalized internal-use software	(759)	(639)	(1,121)	(1,506)
Less: Principal payments on finance leases	(10)	(9)	(20)	(15)
Free Cash Flow	$12,771	$11,201	$33,750	$21,587
Components of Our Operating Results
Revenues
We derive substantially all of our revenues from subscription services fees paid by customers for access to our cloud-based platform, which includes support services and feature upgrades throughout the duration of the customer’s contract. While contracts with our customers do not provide the customer with the right to take possession of software operating on our global cloud-based platform, certain arrangements allow our customers the ability to download and use our content within their own learning management systems. Our content is only available to customers throughout the duration of their subscription and is accessed through our cloud-based platform. Subscription services fees and access to content for download are considered separate performance obligations. Invoiced amounts are allocated between subscription services fees and access to content and are recorded as deferred revenue and revenue, respectively. Deferred revenue primarily consists of amounts invoiced to customers for our subscription services and is generally recognized ratably over the subscription period while revenue related to content downloads is recognized at contract inception.
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
Because we recognize revenues ratably over the terms of our subscription contracts, a substantial portion of the revenue that we report in each period is attributable to the recognition of deferred revenue relating to agreements that we entered into during previous periods. Consequently, increases or decreases in new sales or renewals in any one period may not be immediately reflected as revenue for that period. Accordingly, the effect of downturns in sales and market acceptance of our platform, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods.
Cost of Revenues and Gross Margin
Cost of revenues consists of costs associated with delivering our platform and providing support. These costs include employee-related costs such as salaries and bonuses, stock-based compensation expense and benefits costs associated with our operations and support personnel, costs associated with third-party hosting services, amortization of capitalized internal-use software and content and allocated overhead. We expect cost of revenues to increase in absolute dollars and as a percentage of revenues, relative to the extent of the growth of our business.
Gross margin is gross profit expressed as a percentage of total revenues. Our gross margin has been and will continue to be affected by various factors, including the timing and amount of costs associated with supporting our platform and the extent to which we expand our customer success team and develop additional content to be hosted on our platform. We intend to continue to invest additional resources in our platform, content development and support services which we expect to result in steady gross margin over time.
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
Technology and Development
Technology and development costs consist primarily of research and development activities, non-capitalizable costs of developing content and certain overhead allocations. These costs include employee-related costs, consulting services, expenses related to the design, development, testing and enhancements of our subscription services. Technology and development costs are expensed as incurred. From a unit cost standpoint, our technology and development costs are lower primarily due to favorable costs of living in the geographic locations in which our offices are based. We expect that our technology and development expenses will increase in absolute dollars and may increase as a percentage of our revenues as we continue to enhance our platform functionality and develop new content and features. Additionally, our technology and development expense may fluctuate as a percentage of our revenue from period to period depending on the timing of development.

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
Interest Expense
Interest expense primarily relates to fees incurred in conjunction with the Company’s $100.0 million revolving credit facility.
Income Tax (Expense) Benefit
Income tax (expense) benefit consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions. Our provision for income taxes has not historically been significant to our business as we have incurred operating losses in our largest jurisdictions, including the United States. We maintain a valuation allowance on our U.S. federal, state and certain foreign deferred tax assets as we have concluded that it is not more likely than not that the deferred assets will be realized.
Results of Operations
The following table is a summary of our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Revenues, net	$59,350	$41,489	$112,900	$80,667
Cost of revenues(1)	8,591	6,303	15,934	12,346
Gross profit	50,759	35,186	96,966	68,321
Operating expenses:
Sales and marketing(1)	31,510	19,875	54,581	39,502
Technology and development(1)	6,760	4,391	12,502	9,297
General and administrative(1)	28,284	10,976	42,913	21,096
Total operating expenses	66,554	35,242	109,996	69,895
Operating loss	(15,795)	(56)	(13,030)	(1,574)
Other income (expense):
Interest income	7	14	25	139
Interest expense	(66)	(16)	(262)	(29)
Other (expense) income	(416)	80	(559)	113
(Loss) income before income tax (expense) benefit	(16,270)	22	(13,826)	(1,351)
Income tax (expense) benefit	(593)	407	(837)	419
Net (loss) income	$(16,863)	$429	$(14,663)	$(932)

________________
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenues	$76	$31	$129	$52
Sales and marketing	5,662	251	6,551	402
Technology and development	148	100	288	170
General and administrative	12,983	934	13,560	1,395
Total stock-based compensation expense	$18,869	$1,316	$20,528	$2,019
The following table is a summary of our consolidated statements of operations as a percentage of our total revenues for the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of revenues	14.5%	15.2%	14.1%	15.3%
Gross profit	85.5%	84.8%	85.9%	84.7%
Operating expenses:
Sales and marketing	53.1%	47.9%	48.3%	49.0%
Technology and development	11.4%	10.6%	11.1%	11.5%
General and administrative	47.7%	26.5%	38.0%	26.2%
Total operating expenses	112.1%	84.9%	97.4%	86.6%
Operating loss	(26.6)%	(0.1)%	(11.5)%	(2.0)%
Other income (expense):
Interest income	—%	—%	—%	0.2%
Interest expense	(0.1)%	—%	(0.2)%	—%
Other (expense) income	(0.7)%	0.2%	(0.5)%	0.1%
(Loss) income before income tax (expense) benefit	(27.4)%	0.1%	(12.2)%	(1.7)%
Income tax (expense) benefit	(1.0)%	1.0%	(0.7)%	0.5%
Net (loss) income	(28.4)%	1.0%	(13.0)%	(1.2)%
Comparison of the Three Months Ended June 30, 2021 and 2020
Revenues

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Revenues, net	$59,350	$41,489	$17,861	43.0%
Revenues increased by $17.9 million, or 43.0%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. Due to the nature of our subscription-based business model, the majority of our revenue in a given period results from the recognition of revenues deferred in prior periods. As such, $14.5 million of the increase is related to the recognition of deferred revenues from the accumulation of contracts entered into during prior periods. The remaining increase is attributable to revenues from new customers combined with revenues from cross-selling additional products into our existing customer base. Our customer base grew by 25.9% over the prior year quarter, while the number of customers with active subscriptions to more than one of our products grew from 10.7% at June 30, 2020 to 17.0% at June 30, 2021.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Cost of revenues	$8,591	$6,303	$2,288	36.3%
Gross profit	$50,759	$35,186	$15,573	44.3%
Gross margin	85.5%	84.8%
Cost of revenues increased by $2.3 million, or 36.3%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The overall increase in cost of revenues is in line with our increase in revenues, while maintaining our margin position. The increase is primarily driven by additional personnel costs related to increased headcount to support our overall business growth. Gross margins were slightly higher compared to the prior year period driven primarily by reductions in amortization expense for our platform and content assets as certain of our historical acquired assets have become fully amortized.

Operating Expenses
Sales and Marketing

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Sales and marketing	$31,510	$19,875	$11,635	58.5%
Percentage of total revenues	53.1%	47.9%
Sales and marketing expenses increased by $11.6 million, or 58.5%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase in sales and marketing expenses primarily relates to increased personnel costs of $10.2 million, including stock-based compensation expense of $5.7 million primarily related to the issuance of restricted stock units (“RSUs”) in conjunction with our initial public offering (“IPO”) completed in April 2021. Salaries and commissions cost increases were driven by additional headcount within our sales organization, which is consistent with our overall business growth. Additional cost increases relate to marketing campaigns and a larger KB4-CON event compared to the same event in the prior year.
Technology and Development

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Technology and development	$6,760	$4,391	$2,369	54.0%
Percentage of total revenues	11.4%	10.6%
Technology and development expenses increased by $2.4 million, or 54.0%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase in technology and development costs is primarily driven by $1.9 million of additional personnel costs as we increase developer headcount to support our growth initiatives.

General and Administrative

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
General and administrative	$28,284	$10,976	$17,308	157.7%
Percentage of total revenues	47.7%	26.5%
General and administrative expenses increased by $17.3 million, or 157.7%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. This increase primarily relates to $16.5 million of additional personnel costs, including stock-based compensation expense of $12.0 million primarily related to the issuance of RSUs in conjunction with the completion of our IPO in April 2021. The remaining personnel cost increases relate to higher headcount within our administrative functions, such as finance, legal and human resources, to support growth in the business.
Income Tax Benefit (Expense)

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Income tax benefit (expense)	$(593)	$407	$1,000	245.7%
Income tax expense increased by $1.0 million, or 245.7%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. This increase is primarily due additional state tax expense recorded during the three months ended June 30, 2020. Comparatively, during the three months ended June 30, 2021 we recorded an income tax benefit primarily related to net operating losses at foreign jurisdictions for which we did not have a related valuation allowance established.
Comparison of the Six Months Ended June 30, 2021 and 2020
Revenues

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Revenues, net	$112,900	$80,667	$32,233	40.0%
Revenues increased by $32.2 million, or 40.0%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. Due to the nature of our subscription-based business model, the majority of our revenues in a given period results from the recognition of revenues deferred in prior periods. As such, $22.5 million of the increase is related to the recognition of deferred revenues from the accumulation of contracts entered into during prior periods. The remaining increase is attributable to revenues from new customers combined with revenues from cross-selling additional products into our existing customer base. Our customer base grew by 25.9% over the prior year while the number of customers with active subscriptions to more than one of our products grew from 10.7% at June 30, 2020 to 17.0% at June 30, 2021.

Cost of Revenues and Gross Margin

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Cost of revenues	$15,934	$12,346	$3,588	29.1%
Gross profit	$96,966	$68,321	$28,645	41.9%
Gross margin	85.9%	84.7%
Cost of revenues increased by $3.6 million, or 29.1%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The overall increase in cost of revenues is in line with our increase in revenues, while maintaining our margin position. The increase is primarily driven by additional personnel costs related to increased headcount to support our overall business growth. Gross margins were slightly higher compared to the prior year period as we begin to scale our customer support functions.

Operating Expenses
Sales and Marketing

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Sales and marketing	$54,581	$39,502	$15,079	38.2%
Percentage of total revenues	48.3%	49.0%
Sales and marketing expenses increased by $15.1 million, or 38.2%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase in sales and marketing expenses primarily relates to increased personnel costs of $12.9 million, including stock-based compensation expense of $6.1 million primarily related to the issuance of RSUs in conjunction with the completion of our IPO in April 2021. Salaries and commissions cost increases were driven by additional headcount within our sales organization, which is consistent with our overall business growth. The additional cost increases primarily relate to overall growth in the business, including overhead allocations and expanded marketing campaigns.
Technology and Development

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Technology and development	$12,502	$9,297	$3,205	34.5%
Percentage of total revenues	11.1%	11.5%
Technology and development expenses increased by $3.2 million, or 34.5%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase in technology and development costs is primarily driven by $2.6 million of additional personnel costs as we increase developer headcount to support our growth initiatives. These expenses have remained consistent as a percentage of revenue as they align to growth in our business.

General and Administrative

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
General and administrative	$42,913	$21,096	$21,817	103.4%
Percentage of total revenues	38.0%	26.2%
General and administrative expenses increased by $21.8 million, or 103.4%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. This increase relates to $19.3 million of additional personnel costs, including stock-based compensation expense of $13.6 million primarily related to the issuance of RSUs in conjunction with the completion of our IPO in April 2021. Additional increased personnel costs are driven by a 22% increase in headcount across our administrative functions, such as legal, finance and human resources, to support overall business growth. An additional $1.3 million of costs relates to consulting and professional fees incurred to support the completion of our IPO and the acquisition of MediaPro Holdings, LLC.
Income Tax Benefit (Expense)

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Income tax benefit (expense)	$(837)	$419	$1,256	299.8%
Income tax expense increased by $1.3 million, or 299.8%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. This increase is primarily due to additional foreign tax expense recorded in jurisdictions where we generate operating income along with additional state tax expense recorded during the six months ended June 30, 2021. Comparatively, during the six months ended June 30, 2020 we recorded an income tax benefit primarily related to net operating losses at foreign jurisdictions for which we did not have a related valuation allowance established.
Liquidity and Capital Resources
At June 30, 2021, our principal sources of liquidity were cash and cash equivalents totaling $257.1 million and accounts receivable of $42.7 million. Our cash and cash equivalents are comprised of time deposits with financial institutions. To date, we have financed our operations primarily through payments received from customers using our platform supplemented by historical private placements of our equity securities. Our positive cash flows from operations on an annual basis enable us to make continued investments in the growth of our business. We expect that our operating cash flows, in addition to our cash and cash equivalents, will enable us to continue to make such investments in the future. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from customer prepayments, which are included on our consolidated balance sheets as deferred revenue. Deferred revenue consists of invoiced fees for our subscription services, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2021, we had deferred revenue of $221.9 million, of which $137.4 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria are met.
Our remaining performance obligation represents contracted revenue that has not yet been recognized and includes deferred revenue, which has been invoiced and is recorded on the consolidated balance sheet, and unbilled amounts that are not yet recorded on the balance sheet, that will be recognized as revenue in future periods. As of June 30, 2021, our remaining performance obligation was $269.2 million.

On March 12, 2021, we entered into a three-year $100.0 million revolving credit facility with Bank of America (the “Revolving Credit Facility”). Interest on any borrowings under the revolving credit facility bear interest, at our option, at (i) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest in effect for such date as publicly announced from time to time by Bank of America as its “prime rate”, or (c) the eurodollar rate plus 1.0%, provided that such rate will not be less than 0.5%. We are obligated to pay other customary fees for a credit facility of this size and type, including letter of credit fees, an upfront fee, and an unused commitment fee. The terms of our Revolving Credit Facility include a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate with other companies or sell substantially all of our assets, pay dividends, make redemptions and repurchases of stock, make investments, loans and acquisitions, or engage in transactions with affiliates. We expect to use the revolving credit facility for general corporate purposes, including potential future acquisitions and expansions. As of June 30, 2021, we were in compliance with all covenants and there were no amounts outstanding under this facility.
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
We believe our existing cash and cash equivalents, cash provided by operating activities, available borrowings under our revolving line of credit and unbilled amounts related to contracted non-cancelable subscription agreements, which are not reflected on the balance sheet, will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products and technologies, and intellectual property rights, though we currently have no commitments to do so. To facilitate these acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, impacting our ability to complete subsequent acquisitions or investments.
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities.

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$35,946	$26,963
Net cash used in investing activities	$(13,499)	$(5,361)
Net cash provided by (used in) financing activities	$148,562	$(415)
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
Net cash provided by operating activities during the six months ended June 30, 2021 was $35.9 million, which consisted of net loss of $14.7 million, adjusted for non-cash charges of $33.6 million and net cash inflows of $17.0 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of $8.7 million of amortization of deferred commissions, $6.6 million of depreciation and amortization of our capital assets and $20.5 million of stock-based compensation expense, which was primarily incurred in conjunction with our IPO. Cash outflows from changes in operating assets and liabilities primarily resulted from a $5.6 increase in the total deferred commissions balance, a $4.1 million increase in the total accounts receivable balance and a $7.0 million increase in the prepaid and other assets balance. The increases in deferred commissions balance is due to the addition of new customers and renewal of existing contracts during the period while the increase in accounts receivable is due to the timing of billings and collections combined with growth in sales. The increase in prepaid and other assets is due to $3.0 million of advanced payroll funding and $3.4 million of additional prepaid insurance policies for directors and officers. Cash inflows from changes in operating assets and liabilities primarily relate to a $36.3 million increase in the total deferred revenue balance resulting from the sale of additional subscription services under our standard advanced invoicing practices and a $13.0 million increase in accounts payable and accrued expense balances due primarily to the timing of payroll payments combined with overall growth in the business.
Net cash provided by operating activities during the six months ended June 30, 2020 was $27.0 million, which consisted of a net loss of $0.9 million, adjusted for non-cash charges of $11.9 million and net cash inflows of $15.9 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of $6.8 million of amortization of deferred commissions, $5.6 million of depreciation and amortization of our capital assets and $2.0 million of stock-based compensation expense. Cash outflows from changes in operating assets and liabilities primarily resulted from increases in the total deferred commissions balance due to the addition of new customers and renewal of existing contracts during the period. Cash inflows from changes in operating assets and liabilities primarily related to increases in the total deferred revenue balance resulting from the sale of additional subscription services under our standard advanced invoicing practices.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2021 primarily related to the $11.3 million of net cash paid for the acquisition of MediaPro Holdings, LLC, completed March 1, 2021, combined with $1.1 million and $1.1 million of capital expenditures for internal-use software and the purchase of property and equipment, respectively.
Net cash used in investing activities during the six months ended June 30, 2020 related to $1.5 million and $3.9 million of capital expenditures for internal-use software and the purchase of property and equipment, respectively.
Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2021 primarily related to $156.0 million of net proceeds received from the issuance of common stock in connection with the IPO. These financing activities proceeds were offset by $6.8 million paid for taxes related to the net share settlement of restricted stock units and $1.2 million paid to repurchase shares of our common stock, prior to the IPO.
Net cash used in financing activities during the six months ended June 30, 2020 primarily related to $0.5 million paid for the repurchase of common stock offset by $0.1 million of cash received upon the issuance of common stock from the exercise of stock options.
Commitments and Contractual Obligations
There were no material changes to our commitments and contractual obligations during the six months ended June 30, 2021 from the commitments and contractual obligations disclosed in the Prospectus. Refer to Note 15 “Commitments and Contingencies” to the consolidated financial statements contained within this Quarterly Report on Form 10-Q for further details.
Indemnification Agreements
Our subscription agreements generally contain standard indemnification obligations. Pursuant to these agreements, we will indemnify, defend and hold the other party harmless with respect to a claim, suit, or proceeding brought against the other party by a third party alleging that our intellectual property infringes upon the intellectual property of the third party, or results from a breach of our representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. Typically, these indemnification provisions do not provide for a maximum potential amount of future payments we could be required to make. However, in the past we have not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on our consolidated balance sheet as of June 30, 2021 or December 31, 2020.
We also indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited. However, our director and officer insurance policy limits our exposure and enables us to recover a portion of any future amounts paid. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on our consolidated balance sheet as of June 30, 2021 or December 31, 2020.
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.
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
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in money market funds, including overnight investments. As of June 30, 2021, we had cash and cash equivalents of $257.1 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
Foreign Currency Risk
The vast majority of our sales contracts are denominated in U.S. dollars, with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Brazilian Real and South African Rand. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. During the six months ended June 30, 2021 and 2020, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

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
We have incurred net losses in all annual periods since our inception, and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $16.9 million and net income of $0.4 million for the quarters ending June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $176.0 million. Because the market for our platform and products has not yet reached widespread adoption, it is difficult for us to predict our future results of operations. Overall growth of our revenue depends on a number of factors, including:
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
We have experienced rapid revenue growth in recent periods and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew 24.2% to 1,196 employees as of June 30, 2021 from 963 employees as of June 30, 2020. Although we have experienced rapid growth historically, we may not sustain our current growth rates nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and will require the continuous dedication of our management team. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in evolving industries, including market acceptance of our platform and products, adding new customers, intense competition and our ability to manage our costs and operating expenses. Our future success will depend in part on our ability to manage our growth effectively, which will require us to, among other things:
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
In December 2019, a novel strain of coronavirus, or COVID-19, was first reported to the World Health Organization (“WHO”), and in January 2020, the WHO declared the outbreak to be a public health emergency. In March 2020, the WHO characterized COVID-19 as a pandemic. Since then, the COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide.While the duration and full extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, the conditions caused by this pandemic have not significantly affected the demand for our platform and products. Although, the COVID-19 pandemic has caused us to experience, in some cases, longer sales cycles and an increase in certain prospective and current customers seeking lower prices or other more favorable contract terms, we do not believe these developments have been substantial enough to significantly impact our results of operations. Additionally, we have not seen significant negative impacts on collections of accounts receivable or attrition rates of our customers. Concerns over the ultimate economic impact of COVID-19 have caused and may continue to cause extreme volatility in financial and other capital markets, which may adversely affect our stock price and our ability to access capital markets in the future.
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
We derived 15.2% and 11.1% of our total revenue from international customers for the quarters ended June 30, 2021 and 2020, respectively. We are continuing to adapt to and develop strategies to address international markets, and our growth strategy includes expansion into target geographies including opportunistically through acquisitions, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
A failure by us to comply with the covenants or payment requirements specified in our credit agreement could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans under our Revolving Credit Facility and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. If the debt under our Revolving Credit Facility were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. As of June 30, 2021, there were no amounts outstanding under the Revolving Credit Facility.
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
Our Class B common stock has ten votes per share, and our Class A common stock, has one vote per share. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, as of June 30, 2021 the holders of our Class B common stock collectively held approximately 99.3% of the combined voting power of our outstanding capital stock and will therefore, if acting together, be able to control all matters submitted to our stockholders for approval until the earlier of the fifth anniversary of the filing and effectiveness of our amended and restated certificate of incorporation in connection with the IPO or the affirmative vote of the holders of 66-2/3% of the voting power of our outstanding Class B common stock. This concentrated control will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or (iv) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. Our amended and restated bylaws further provide that the federal district courts of the United States will be the exclusive forum for resolving any complaints asserting a cause of action arising under the Securities Act of 1933, as amended, or the Securities Act.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
During the three months ended June 30, 2021, we issued and sold the following unregistered securities:
•From April 1, 2021 through the filing of our Registration Statement on Form S-8 on April 23, 2021, we issued and sold to certain of our employees, directors, consultants and other service providers an aggregate of 117,167 shares of Class B common stock upon the exercise of options under our 2016 Equity Incentive Plan at a weighted average exercise price of approximately $0.97.
•From April 1, 2021 through the filing of our Registration statement on Form S-8 on April 23, 2021, we granted to our employees, directors, consultants and other service providers restricted stock units covering an aggregate of 1,718,749 shares of Class A common stock under our 2021 Equity Incentive Plan.
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
Item 3.  Defaults Upon Senior Securities
Not applicable.
Item 4.  Mine Safety Disclosure
Not applicable.
Item 5.  Other Information
Not applicable.

Item 6.  Exhibit Index
The documents listed below are filed with this Quarterly Report on Form 10-Q (numbered in accordance with Item 601 of Regulation S-K).

		Provided Herein	Incorporated by Reference
Exhibit Number	Description		Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the registrant		10-Q	001-40351	10.9	May 26, 2021
3.2	Amended and Restated Bylaws of the registrant		10-Q	001-40351	3.1	May 26, 2021
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
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

KnowBe4, Inc.

Date: August 2, 2021	By:	/s/ Sjoerd Sjouwerman
Sjoerd Sjouwerman
Chief Executive Officer & Director (Principal Executive Officer)

Date: August 2, 2021	By:	/s/ Shrikrishna Venkataraman
Shrikrishna Venkataraman
Co-President and Chief Financial Officer (Principal Financial and Accounting Officer)