Form 10-Q
period 2021-09-30
KnowBe4, Inc.
filed 2021-11-04
CIK 1664998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes ☐      No ☒
At November 1, 2021, there were 34,749,759 shares of the registrant’s Class A Common Stock outstanding.and 136,663,968 shares of the registrant’s Class B Common Stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1.  Financial Information
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$272,273	$85,582
Accounts receivable, net	44,814	38,664
Current portion of deferred commissions	17,043	13,177
Prepaid and other current assets	12,462	6,124
Total current assets	346,592	143,547

Deferred commissions, net of current portion	29,370	24,022
Capitalized software and content, net	14,525	15,523
Property and equipment, net	9,117	10,284
Operating lease right of use assets, net	12,460	12,067
Intangible assets, net	8,168	2,985
Goodwill	42,607	8,605
Other assets	1,074	1,177

Total assets	$463,913	$218,210

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$36,040	$19,265
Current portion of deferred revenue	170,149	127,043
Current portion of operating lease liabilities	3,245	2,651
Total current liabilities	209,434	148,959

Non-current liabilities:
Deferred revenue, net of current portion	70,425	58,653
Operating lease liabilities, net of current portion	9,765	9,766
Other non-current liabilities	2,184	3,991
Total liabilities	291,808	221,369

Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value, 0 shares authorized, issued, and outstanding at September 30, 2021 and 114,164,600 shares authorized, issued and outstanding (liquidation value $384.5 million) at December 31, 2020	—	—
Common stock, $0.00001 par value, 0 shares authorized, issued, and outstanding at September 30, 2021 and 176,000,000 shares authorized; and 42,279,000 shares issued and outstanding as of December 31, 2020	—	—
Common stock, 0.00001 par value, Class A, 1,000,000,000 shares authorized; and 32,084,175 shares issued and outstanding at September 30, 2021 and 0 shares authorized, issued and outstanding at December 31, 2020	—	—
Common stock, $0.00001 par value, Class B, 500,000,000 shares authorized; and 139,273,684 issued and outstanding at September 30, 2021 and 0 shares authorized, issued and outstanding at December 31, 2020	2	—
Additional paid-in capital	350,693	158,483
Accumulated deficit	(177,546)	(161,303)
Accumulated other comprehensive loss	(1,044)	(339)
Total stockholders’ equity (deficit)	172,105	(3,159)
Total liabilities and stockholders’ equity (deficit)	$463,913	$218,210
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues, net	$64,091	$44,932	$176,991	$125,599
Cost of revenues	9,609	6,918	25,543	19,264
Gross profit	54,482	38,014	151,448	106,335
Operating expenses:
Sales and marketing	27,731	20,752	82,312	60,254
Technology and development	7,579	4,822	20,081	14,119
General and administrative	19,852	13,440	62,765	34,536
Total operating expenses	55,162	39,014	165,158	108,909
Operating loss	(680)	(1,000)	(13,710)	(2,574)
Other income (expense):
Interest income	16	20	41	159
Interest expense	(67)	(16)	(329)	(45)
Other income (loss)	114	29	(445)	142
Loss before income tax expense	(617)	(967)	(14,443)	(2,318)
Income tax expense	(963)	(735)	(1,800)	(316)
Net loss	$(1,580)	$(1,702)	$(16,243)	$(2,634)
Net loss per share, basic and diluted(1)	$(0.01)	$(0.04)	$(0.17)	$(0.06)
Weighted-average shares used in calculating basic and diluted net loss per share	170,359,220	42,169,160	98,076,290	42,116,480
(1) At September 30, 2021, basic and diluted loss per share for Class A and Class B common stock are the same.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(1,580)	$(1,702)	$(16,243)	$(2,634)
Other comprehensive (loss) income:
Net change in foreign currency translation adjustments	(790)	426	(705)	(1,072)
Other comprehensive (loss) income:	(790)	426	(705)	(1,072)
Total comprehensive loss	$(2,370)	$(1,276)	$(16,948)	$(3,706)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except shares)
(unaudited)

	Convertible Preferred Stock		Common Stock		Class A Common Stock			Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares		Amount	Shares	Amount
Balance, December 31, 2020	114,164,600	$—	42,279,000	$—	—		$—	—	$—	$158,483	$(339)	$(161,303)	$(3,159)
Issuance of common stock for exercise of stock options	—	—	274,720	—	—	—	—	—	—	347	—	—	347
Issuance of common stock	—	—	1,245,440	—	—	—	—	—	—	24,675	—	—	24,675
Repurchase of common stock	—	—	(97,600)	—	—	—	—	—	—	(861)	—	—	(861)
Stock compensation expense	—	—	—	—	—	—	—	—	—	1,681	—	—	1,681
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(199)	—	(199)
Net income	—	—	—	—	—	—	—	—	—	—	—	2,200	2,200
Balance, March 31, 2021	114,164,600	—	43,701,560	—	—		—	—	—	184,325	(538)	(159,103)	24,684
Issuance of common stock for exercise of stock options	—	—	—	—	—		—	589,937	—	605	—	—	605
Conversion of convertible preferred stock and previously authorized common stock to Class B common stock	(114,164,600)	—	(43,701,560)	—	—		—	157,866,160	2	—	—	—	2
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	—	—	10,425,000		—	—	—	153,796	—	—	153,796
Issuance of common stock from the vesting of restricted stock units	—	—	—	—	949,815		—	—	—	—	—	—	—
Conversion of Class B common stock to Class A common stock	—	—	—	—	758,452		—	(758,452)	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	—	—	—	—	(423,865)		—	—	—	(6,782)	—	—	(6,782)
Repurchase of common stock	—	—	—	—	—		—	—	—	680	—	—	680
Stock compensation expense	—	—	—	—	—		—	—	—	18,500	—	—	18,500
Other comprehensive income	—	—	—	—	—		—	—	—	—	284	—	284
Net loss	—	—	—	—	—		—	—	—	—	—	(16,863)	(16,863)
Balance, June 30, 2021	—	—	—	—	11,709,402		—	157,697,645	2	351,124	(254)	(175,966)	174,906
Issuance of common stock for exercise of stock options	—	—	—	—	—		—	2,309,071	—	2,483	—	—	2,483
Issuance of common stock from the vesting of restricted stock units	—	—	—	—	4,482		—	—	—	—	—	—	—
Conversion of Class B common stock to Class A common stock	—	—	—	—	20,370,291		—	(20,370,291)	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	—	—	—	—	—		—	(362,741)	—	(5,110)	—	—	(5,110)
Stock compensation expense	—	—	—	—	—		—	—	—	2,196	—	—	2,196
Other comprehensive loss	—	—	—	—	—		—	—	—	—	(790)	—	(790)
Net loss	—	—	—	—	—		—	—	—	—	—	(1,580)	(1,580)
Balance, September 30, 2021	—	$—	—	$—	32,084,175		$—	139,273,684	$2	$350,693	$(1,044)	$(177,546)	$172,105

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
(in thousands, except shares)
(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	114,164,600	$—	42,087,280	$—	$154,287	$(429)	$(158,873)	$(5,015)
Issuance of common stock for exercise of stock options	—	—	85,400	—	60	—	—	60
Repurchase of common stock	—	—	(81,840)	—	(192)	—	—	(192)
Stock compensation expense	—	—	—	—	710	—	—	710
Other comprehensive loss	—	—	—	—	—	(1,624)	—	(1,624)
Net loss	—	—	—	—	—	—	(1,361)	(1,361)
Balance, March 31, 2020	114,164,600	—	42,090,840	—	154,865	(2,053)	(160,234)	(7,422)
Issuance of common stock for exercise of stock options	—	—	128,080	—	75	—	—	75
Repurchase of common stock	—	—	(55,040)	—	(657)	—	—	(657)
Stock compensation expense	—	—	—	—	1,327	—	—	1,327
Other comprehensive income	—	—	—	—	—	126	—	126
Net income	—	—	—	—	—	—	429	429
Balance, June 30, 2020	114,164,600	—	42,163,880	—	155,610	(1,927)	(159,805)	(6,122)
Issuance of common stock for exercise of stock options	—	$—	21,000	$—	$22	$—	$—	22
Repurchase of common stock	—	$—	—	$—	$(78)	$—	$—	(78)
Stock compensation expense	—	$—	—	$—	$1,248	$—	$—	1,248
Other comprehensive income	—	$—	—	$—	$—	$426	$—	426
Net loss	—	$—	—	$—	$—	$—	$(1,702)	(1,702)
Balance, September 30, 2020	114,164,600	$—	42,184,880	$—	$156,802	$(1,501)	$(161,507)	$(6,206)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(16,243)	$(2,634)
Adjustments to reconcile net loss to net cash from operating activities:
Additions to capitalized content	(4,504)	(4,063)
Depreciation and amortization expense	9,999	8,660
Deferred commissions amortization	13,806	10,402
Stock-based compensation expense	23,151	3,285
Other, net	327	(92)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(4,943)	828
Deferred commissions	(23,112)	(15,427)
Prepaid and other assets	(7,656)	782
Accounts payable and other liabilities	13,675	7,096
Deferred revenue	51,299	30,787
Net cash provided by operating activities	55,799	39,624

Cash flows from investing activities:
Business combinations, net of cash acquired	(11,227)	—
Purchases of property and equipment	(2,214)	(4,692)
Capitalized internal-use software costs	(1,895)	(2,304)
Net cash used in investing activities	(15,336)	(6,996)

Cash flows from financing activities:
Proceeds from the exercise of stock options	3,435	157
Repurchase of common stock	(1,171)	(497)
Proceeds from the issuance of common stock	155,958	—
Acquisition-related contingent liability payments	(375)	(252)
Proceeds from finance lease obligations	—	214
Payments for finance lease obligations	(30)	(24)
Taxes paid for the net share settlement of restricted stock units	(11,892)	—
Net cash provided by (used in) financing activities	145,925	(402)

Effect of exchange rate changes on cash and cash equivalents	303	(100)

Net change in cash and cash equivalents	$186,691	$32,126
Cash and cash equivalents, beginning of period	$85,582	$48,864
Cash and cash equivalents, end of period	$272,273	$80,990
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
SUPPLEMENTAL CASH FLOW DISCLOSURES
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for taxes	$1,590	$74

	September 30, 2021	September 30, 2020
Supplemental disclosure of noncash investing and financing activities:
Capital expenditures and other assets included in accounts payable and accrued expenses	$508	$602
Stock compensation recorded as liability	$—	$700
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The Company’s consolidated financial statements and accompanying notes include the accounts of the Company and its wholly-owned subsidiaries. The accompanying consolidated balance sheets as of September 30, 2021 and the consolidated statements of operations, consolidated statements of comprehensive (loss) income and consolidated statements of stockholders' equity (deficit) for the three and nine months ended September 30, 2021 and 2020 and the consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s consolidated balance sheets as of September 30, 2021, and its consolidated statements of operations, consolidated statements of comprehensive (loss) income, consolidated statements of stockholders' equity (deficit) and its consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020. All intercompany balances and transactions have been eliminated in consolidation. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2021. The accompanying interim unaudited consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2020, included in our prospectus filed under Rule 424(b) of the Securities Act of 1933, as amended (the “Prospectus”). Certain prior period amounts within the accompanying consolidated balance sheets reflect an immaterial error correction and have been reclassified. The consolidated balance sheet as of December 31, 2020 included herein differs from the previously filed Form S-1 as it reflects an adjustment to reclassify amounts from noncurrent deferred revenue to current deferred revenue.

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
Cash and Cash Equivalents
The Company considers all investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents include $26.3 million and $22.5 million of overnight money market mutual funds at September 30, 2021 and December 31, 2020, respectively. The carrying amount of such cash equivalents approximates their fair value due to the short-term and highly liquid nature of these instruments.
Accounts Receivable
Accounts receivable represents amounts owed to the Company for subscriptions to the Company’s platform and unbilled receivables representing the Company’s unconditional right to consideration related to subscription contracts for which revenue has been earned in excess of the amount invoiced. Accounts receivable balances are recorded at the invoiced amount and are non-interest bearing.
The Company maintains an allowance for doubtful accounts based on future expected credit losses measured over the contractual term of the receivable. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering various factors including the age of each outstanding invoice, each customer’s expected ability to pay, historical loss rates and expectations of forward-looking loss estimates to determine whether the allowance is appropriate. The Company writes off accounts receivable balances to the allowance for doubtful accounts when the Company has exhausted all collection efforts. As of both September 30, 2021 and December 31, 2020 the allowance for doubtful accounts was $0.4 million. Allowance activity for the periods was not material to the consolidated financial statements.
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
Capitalized Software and Content, Net
The Company capitalizes costs incurred related to the development of internal use software during the application development stage. These capitalized costs are primarily related to the development of the Company’s security awareness platform. Costs are capitalized to develop new internal use software or to significantly increase the functionality of existing software. Capitalized software costs are amortized on a straight-line basis over the software’s estimated useful life of two to five years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments of capitalized internal use software during the three and nine months ended September 30, 2021 and 2020.
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

Based on the results of the qualitative goodwill impairment analyses, the Company has determined there were no triggering events indicating impairment of goodwill during the three and nine months ended September 30, 2021 and 2020.
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
Impairment of Intangible and Other Long-Lived Assets
The Company performs an impairment review of long-lived assets, including property and equipment and both definite and indefinite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with the respective accounting standards. If the Company determines that the carrying value of an asset group may not be recoverable, the Company measures recoverability by comparing the carrying amount of the asset group to the future undiscounted cash flows it expects the asset group to generate. If the Company considers any of these assets to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. In addition, the Company periodically evaluates the estimated remaining useful lives of long-lived assets to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation or amortization. No impairment indicators were identified and no impairment charges were recorded during the three and nine months ended September 30, 2021 and 2020.
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
The Company’s tax positions are subject to income tax audits by certain tax jurisdictions throughout the world. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position will be sustainable upon examination by the taxing authority. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in the income tax provision.
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
The Company remeasures monetary assets and liabilities that are not denominated in the functional currency at average exchange rates in effect during each period. Gains and losses from these remeasurement adjustments are recognized within other income (expense).
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
The transaction price is allocated to the separate performance obligations on a relative stand-alone selling price (“SSP”) basis, which requires significant judgment. The Company determines SSP using an adjusted market assessment approach based on the prices at which it sells subscription services, including adjustments for standard discounting practices. As it relates to the content available for download, the calculation of SSP primarily considers pricing differences among varying subscription tiers, which provide customers with differing levels of content.
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
The Company’s Employee Stock Purchase Plan (“ESPP”) allows eligible employees to acquire shares of the Company’s Class A common stock by accumulating funds through payroll deductions of up to 15% of their compensation, subject to plan limitations. Purchases are accomplished through participation in discrete offering periods. Each offering period consists of one six-month purchase period, unless otherwise determined by the Company’s board of directors or compensation committee. The purchase price for shares of common stock purchased under the ESPP is 85% of the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of the purchase period in the applicable offering period. Stock-based compensation expense related to ESPP purchases is recorded based on the fair value of the ESPP purchase right estimated on the grant date using a Black-Scholes option-pricing model.
401(k) Plan
The Company maintains a tax-qualified retirement plan, or the 401(k) plan, that provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis. Eligible employees are able to participate in the 401(k) plan as of the first day of the month following the date they meet the 401(k) plan’s eligibility requirements, and participants are able to defer up to 100% of their eligible compensation subject to applicable annual Internal Revenue Code limits. All participants’ interests in their deferrals are 100% vested when contributed and the Company’s matching contributions are 100% vested following one year of service. The Company contracted with a third-party provider to act as a custodian and trustee and to process and maintain the records of participant data. The Company made contributions to the 401(k) Plan for the three months ended September 30, 2021 and 2020 of $0.6 million, and $1.1 million, respectively, and for the nine months ended September 30, 2021 and 2020 of $1.6 million and $1.8 million, respectively.

Advertising
Advertising costs are expensed as incurred. Advertising expenses were $3.3 million and $3.6 million for the three months ended September 30, 2021 and 2020, respectively, and were $10.5 million and $9.9 million for the nine months ended September 30, 2021 and 2020, respectively. Advertising costs are included within sales and marketing expenses in the accompanying consolidated statements of operations.
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
Net Income (Loss) per Share
Basic and diluted net income (loss) per share is presented in conformity with the two-class method required for participating securities. Prior to the IPO, the Company considered all series of its convertible preferred stock to be participating securities. Net loss was not allocated to the convertible preferred stock as the holders of the convertible preferred stock did not have a contractual obligation to share in any losses. Subsequent to the completion of the IPO, the Company considers shares of its Class B common stock to be participating securities, since each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder. Net income is attributed to common stockholders and participating securities based on their participation rights.
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
No single customer accounted for more than ten percent of total revenue during the three and nine months ended September 30, 2021 and 2020. Additionally, no single customer accounted for more than ten percent of accounts receivable at September 30, 2021 or December 31, 2020.

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
As of September 30, 2021, the only financial asset or liability measured at fair value was $26.3 million of cash equivalents held in money market funds, which represents a Level 1 asset within the fair value hierarchy. As of December 31, 2020 the following financial assets and liabilities were measured at fair value (in thousands):

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
There were no transfers between levels during the three and nine months ended September 30, 2021 or the year ended December 31, 2020.
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

Note 3 – Revenue, Deferred Revenue and Remaining Performance Obligations
The following table summarizes revenue recognized from performance obligations delivered to customers which relates to (i) subscription services, which is recognized ratably over the term of the contract and (ii) initial subscription revenue representing content available for download, which is recognized at a point in time, for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Ratable portion of subscription revenue	$55,354	$38,487	$151,084	$107,435
Subscription revenue allocated to downloadable content	8,737	6,445	25,907	18,164
Total	$64,091	$44,932	$176,991	$125,599
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the Company’s platform (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
North America	$53,324	$39,521	$149,744	$111,596
International	10,767	5,411	27,247	14,003
Total	$64,091	$44,932	$176,991	$125,599
Contract Balances
The Company records unbilled receivables when revenue recognized on a contract exceeds amounts invoiced. Unbilled receivables were not material as of September 30, 2021 or December 31, 2020.
Contract liabilities consist of deferred revenue which represents contractual billings made in advance of performance under the contract. Changes in deferred revenue for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$221,947	$159,266	$185,696	$138,990
Plus: Additions to deferred revenue	82,718	55,278	231,869	156,221
Less: Recognition of revenue deferred in prior periods	(53,929)	(37,743)	(112,460)	(81,456)
Less: Recognition of revenue deferred in current periods	(10,162)	(7,189)	(64,531)	(44,143)
Ending balance	$240,574	$169,612	$240,574	$169,612
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

Remaining performance obligations consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Current	$183,117	$136,382
Noncurrent	111,699	87,395
Total	$294,816	$223,777
Deferred Commissions
Changes in deferred commissions for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$42,826	$32,298	$37,199	$29,176
Plus: Additions to deferred commissions	8,726	5,469	23,112	15,427
Less: Recognition of deferred commissions	(5,071)	(3,597)	(13,806)	(10,402)
Plus: Foreign currency impacts on deferred commissions	(68)	27	(92)	(4)
Ending balance	$46,413	$34,197	$46,413	$34,197
Note 4 – Business Combinations
Current year acquisition
On March 1, 2021, the Company acquired all outstanding equity interests in MediaPro Holdings, LLC (“MediaPro”), a SaaS company that specializes in security and privacy solutions including the production of digital content and custom software. The acquisition was funded using cash consideration of approximately $11.2 million, net of cash acquired of $1.9 million, and equity consideration of $24.7 million. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations and the Company has included the financial results of the acquired business in the consolidated financial statements from the date of acquisition. The resulting goodwill, which is deductible for tax purposes, is reflective of synergies the Company expects to realize and the assembled workforce. The Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. MediaPro revenues and losses were not material for the three and nine months ended September 30, 2021. Acquisition related costs of $0.5 million are included in the accompanying consolidated statement of operations for the nine months ended September 30, 2021.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Accounts receivable	$1,391
Other assets acquired	4,171
Trade name	300
Acquired content	1,600
Customer relationships	3,300
Deferred revenue	(3,919)
Other liabilities acquired	(3,172)
Total identifiable net assets assumed	3,671
Goodwill	34,243
Total net asset value	$37,914
The purchase price allocation was based on estimates of the fair value of the net assets acquired and is considered preliminary and subject to change as the determination of tax attributes is finalized. The Company expects to finalize the purchase price allocation as soon as practicable, but not later than one year from the acquisition date. The Company has not presented pro forma results of operations because the acquisition is not material to the Company's consolidated results of operations, financial position, or cash flows.
Note 5 – Capitalized Software and Content, Net
Internally developed capitalized software and content, net consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Capitalized software	$16,198	$15,081
Capitalized content	20,886	16,899
	37,084	31,980
Less: Accumulated amortization	(22,559)	(16,457)
Total capitalized software and content, net	$14,525	$15,523
Capitalized software and content amortization expense for each of the three months ended September 30, 2021 and 2020 totaled $2.0 million and $2.1 million, respectively. Amortization expense for the nine months ended September 30, 2021 and 2020 totaled $6.2 million and $6.0 million, respectively. These costs are primarily included in cost of revenues in the accompanying consolidated statements of operations.
Capitalized software and content amounts include accumulated costs not yet placed in service of $2.0 million at September 30, 2021. As these costs are not yet in service, they are not included in the following estimated future amortization expenses for capitalized software and content placed in service as of September 30, 2021 (in thousands):

2021	$1,937
2022	5,684
2023	2,740
2024	938
2025	537
Thereafter	702
Total	$12,538

Note 6 – Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Leasehold improvements	$8,541	$9,143
Computer and other equipment	6,566	5,630
Furniture and fixtures	2,101	2,107
	17,208	16,880
Less: Accumulated depreciation	(8,091)	(6,596)
Total property and equipment, net	$9,117	$10,284
Property and equipment depreciation expense for the three months ended September 30, 2021 and 2020 totaled $1.0 million and $0.9 million, respectively, and totaled $3.0 million and $2.6 million for the nine months ended September 30, 2021 and 2020, respectively.
Additionally, 92.6% and 92.7% of the Company’s property and equipment were located in the United States and 7.4% and 7.3% were located in various international jurisdictions, as of September 30, 2021 and December 31, 2020, respectively.
Note 7 – Intangible Assets and Goodwill
Intangible assets
Intangible assets, net consist of the following (in thousands):

	Weighted Average Amortization Period	September 30, 2021
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)
Acquired content and customer relationships(1)	4.7 years	$7,145	$(2,512)	$4,633
Domain names	2.1 years	258	(204)	54
Patents	18.7 years	1,687	(98)	1,589
Trade names and other indefinite-lived intangibles(1)	Indefinite	716	—	716
In-process patents and trademarks	Not applicable	1,176	—	1,176
Total intangible assets		$10,982	$(2,814)	$8,168

	Weighted Average Amortization Period	December 31, 2020
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)
Acquired content and customer relationships(1)	3.7 years	$2,268	$(1,859)	$409
Domain names	1.3 years	245	(156)	89
Patents	19.1 years	1,235	(46)	1,189
Trade names and other indefinite-lived intangibles(1)	Indefinite	425	—	425
In-process patents and trademarks	Not applicable	873	—	873
Total intangible assets		$5,046	$(2,061)	$2,985
_______________
(1) - Gross carrying amount includes impact of currency translation of foreign denominated intangible assets

Intangible asset amortization expense for the three and nine months ended September 30, 2021 was $0.3 million and $0.8 million, respectively. Intangible asset amortization expense for the three and nine months ended September 30, 2020 was not material. These expenses are primarily presented in operating expenses with a portion allocated to cost of revenues within the accompanying consolidated statements of operations.
As of September 30, 2021, estimated future amortization expense is as follows (in thousands):

2021	$296
2022	1,160
2023	1,104
2024	1,071
2025	735
Thereafter	1,910
Total	$6,276
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually.
The changes in carrying amounts of goodwill were as follows (in thousands):

Balance at December 31, 2019	$8,873
Other adjustments(1)	(268)
Balance at December 31, 2020	8,605
Additions	34,243
Other adjustments(1)	(241)
Balance at September 30, 2021	$42,607
________________
(1)Other adjustments represents the impact of currency translation of foreign currency denominated goodwill balances.
Note 8 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued payroll	$16,507	$4,839
Accrued commissions	8,058	6,662
Accounts payable	3,023	2,530
Other accrued expenses	8,452	5,234
Total accounts payable and accrued expenses	$36,040	$19,265
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

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$910	$679	$2,712	$1,310
Short-term lease cost	120	164	402	328
Variable lease cost	216	125	586	240
Total lease cost	$1,246	$968	$3,700	$1,878
Lease costs are primarily included in general and administrative expenses in the accompanying consolidated statements of operations. The Company reports the amortization of ROU assets and the change in operating lease liabilities on a net basis in accounts payable and other liabilities in the accompanying consolidated statements of cash flows.
Other information related to operating leases is as follows:

	Nine Months Ended September 30,
	2021	2020
Weighted-average remaining lease term (in years)	4.53	4.82
Weighted-average discount rate	3.8%	6.6%
Future lease payments under non-cancellable leases recorded as of September 30, 2021, were as follows (in thousands):

Operating Leases
2021	$834
2022	3,732
2023	3,208
2024	2,576
2025	2,003
Thereafter	1,703
Total lease payments	14,056
Less: imputed interest	(1,046)
Total future lease payments under non-cancellable leases	$13,010
Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2,636	$2,079
ROU assets obtained in exchange for lease obligations:
Operating leases	$3,142	$3,224

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
The borrowings under the Revolving Credit Facility bear interest, at our option, at a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest in effect for such date as publicly announced from time to time by Bank of America as its “prime rate”, or (c) the eurodollar rate plus 1.0%, provided that such rate shall not be less than 0.5%. As of September 30, 2021, the Company did not have any outstanding borrowings under the Revolving Credit Facility, there were no issued letters of credit outstanding from the credit agreement and the Company was in compliance with all covenant requirements.
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
Additionally, each share of preferred stock was convertible, at the option of the holder at any time, into the number of shares of common stock determined by dividing the original issue price for such series of preferred stock by the conversion price for such series of preferred share that was in effect at the time of conversion. Each share of preferred stock, other than the shares of Series C-1 preferred stock, automatically converted into common stock at the then-applicable conversion rate in the event of the closing of a sale of shares to the public in a firm-commitment underwritten public offering at a price per share of $4.85 (the “IPO Value”) that resulted in net proceeds to the Company of not less than $100.0 million (a “Qualifying Public Offering” or “QPO”), or (ii) upon the consent of the holders of a majority of the shares of each of the other outstanding preferred stock classes. All shares of Series C-1 Preferred Stock automatically converted into shares of Common Stock at the then-applicable conversion rate upon the closing of a QPO with an IPO Value equal to or greater than $8.86 per share or equal to or more than $6.48 per share subject to certain approvals and additional share conversion requirements.
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
The Company (i) amended the 2016 Incentive Plan to clarify that, following the closing of the IPO, outstanding awards under the 2016 Incentive Plan would cover shares of the Company’s Class B common stock, and (ii) terminated the 2016 Incentive Plan; provided, however, that the 2016 Incentive Plan continues to govern the terms and conditions of outstanding awards under the 2016 Incentive Plan as of the time of its termination. As of September 30, 2021, a total of 10,583,000 shares of Class B common stock have been reserved for issuance upon the exercise of stock options under the 2016 Incentive Plan.

2021 Equity Incentive Plan
The Company’s board of directors adopted the 2021 Equity Incentive Plan (“2021 Incentive Plan”), which became effective on April 20, 2021 and authorizes a maximum number of shares issuable of 18,400,000. The 2021 Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and any of our future subsidiary corporations’ employees and consultants. Additionally, the 2021 Incentive Plan includes an annual increase in the number of shares available for issuance on the first day of each fiscal year beginning with our 2022 fiscal year. As of September 30, 2021, 16,618,508 shares were reserved for future issuance under the 2021 Incentive Plan.
Stock Options
The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions set forth in the table below.

	Nine Months Ended September 30,
	2021	2020
Expected term (years)	6.3	5.6
Expected stock price volatility	45.0%	48.0%
Risk-free interest rate	0.8%	0.8%
Dividend yield	—%	—%
Fair value of common stock	$19.82	$4.14
The following table summarizes the common stock option activity for the nine months ended September 30, 2021:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	14,219,800	$2.73	$1.25	7.9	$131,893
Granted	40,000	12.01	11.52		312
Exercised	(3,173,728)	1.84	0.71		58,274
Forfeited or expired	(502,995)	4.07	1.70		8,216
Outstanding as of September 30, 2021	10,583,077	$2.97	$1.43	7.3	$200,938
Vested and exercisable as of September 30, 2021	7,002,237	$2.24	$1.08	6.8	$138,061
The aggregate intrinsic value of the options exercised represents the difference between the estimated fair value of our common stock on the date of exercise and the exercise price of the options. Stock option exercise activity for the period reflects certain shares subject to such options that were withheld by the Company for payment of the related exercise price and satisfaction of the aggregate tax withholding obligations in connection with the exercises of such options.
Share Repurchases
Prior to the completion of its IPO, the Company had repurchased or promised to repurchase shares of common stock from former employees under pre-existing contingent call options triggered upon termination. The repurchase price paid or promised was in excess of the fair value of the common stock on the repurchase date, which resulted in additional compensation expense of $0.1 million and $0.9 million for the three and nine months ended September 30, 2020, respectively. As of December 31, 2020, the Company recorded a liability representing the fair value of shares committed to be repurchased of $1.0 million, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. During the nine months ended September 30, 2021, the Company completed its IPO, establishing a public market for the Company’s shares, and no longer intends to repurchase shares under remaining contingent call options.
Restricted Stock Units
The Company recognizes stock-based compensation expense associated with restricted stock units (“RSUs”) over the term of the respective awards. The following table summarizes the RSUs activity for the nine months ended September 30, 2021:

	Shares	Weighted-Average Grant-Date Fair Value per share
Outstanding at December 31, 2020	—	$—
Granted	1,775,992	$16.42
Vested	(954,297)	$16.23
Forfeited or expired	(5,500)	$28.94
Outstanding at September 30, 2021	816,195	$16.56
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

Nine Months Ended September 30, 2021
Expected term (years)	0.5
Expected stock price volatility	60.9%
Risk-free interest rate	0.4%
Dividend yield	—%
Stock-based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$124	$70	$253	$122
Sales and marketing	726	423	7,277	825
Technology and development	242	153	530	323
General and administrative	1,652	588	15,212	1,983
Total stock-based compensation expense	$2,744	$1,234	$23,272	$3,253

As of September 30, 2021, the Company had $18.9 million of unrecognized stock compensation, which is expected to be recognized over a weighted-average period of 2.5 years.

Note 13 – Net (Loss) Income per Share
The computation of net (loss) income per share is as follows (in thousands, except share and per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021		2020	2021		2020
	Class A	Class B		Class A	Class B
Numerator:
Allocation of undistributed (losses) earnings for basic calculation	$(205)	$(1,375)	$(1,702)	$(1,685)	$(14,558)	$(2,634)
Reallocation of undistributed earnings for diluted calculation	$—	$—	$—	$—	$—	$—
Allocation of undistributed (losses) earnings for diluted calculation	$(205)	$(1,375)	$(1,702)	$(1,685)	$(14,558)	$(2,634)
Denominator:
Number of shares used in basic per share computation	22,144,998	148,214,222	42,169,160	10,176,702	87,899,588	42,116,480
Number of shares used in diluted per share computation	22,144,998	148,214,222	42,169,160	10,176,702	87,899,588	42,116,480
Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.17)	$(0.17)	$(0.06)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be antidilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	11,630,086	7,801,800	12,339,017	7,510,040
Restricted stock units	242,414	—	229,418	—
Preferred shares, Series A	—	30,525,040	—	30,525,040
Preferred shares, Series A-1	—	6,764,960	—	6,764,960
Preferred shares, Series B	—	17,955,840	—	17,955,840
Preferred shares, Series C	—	6,511,400	—	6,511,400
Preferred shares, Series C-1	—	52,407,360	—	52,407,360
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
The Company recognized income tax expense of $1.0 million and $1.8 million for the three and nine months ended September 30, 2021, respectively, and an income tax expense of $0.7 million and $0.3 million for the three and nine months ended September 30, 2020, respectively. The tax expense for the three and nine months ended September 30, 2021 and for the three and nine months ended September 30, 2020 was primarily attributable to taxes generated on operating income earning in foreign jurisdictions along with U.S. state tax expense. As of September 30, 2021, the Company has a full valuation allowance on its U.S. federal and state and certain foreign deferred tax assets.
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
Note 16 – Subsequent Events
On October 20, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with various entities representing SecurityAdvisor Technologies, Inc., collectively referred to as “SecurityAdvisor”. Under the terms of the Merger Agreement, SecurityAdvisor will become a wholly owned subsidiary of KnowBe4 (the “Acquisition”). The aggregate consideration for the Acquisition will be approximately $80.0 million, subject to post-closing adjustments based on customary purchase price adjustments for cash, net working capital and indebtedness, including transaction expenses incurred in conjunction with the Acquisition. Acquisition consideration consists of approximately $50 million of consideration paid upfront and an additional approximately $30 million of future incentive payments and restricted stock units.
The Acquisition closed on November 1, 2021 and the upfront portion of total consideration was funded using $22.5 million of cash on hand and $27.5 million worth of shares of the Company’s Class A common stock. Additionally, approximately $15.0 million of potential future earn-out provisions payable through a combination of Class A common stock and cash. KnowBe4 also issued restricted stock units with an aggregate fair market value of approximately $15.0 million to certain employees of SecurityAdvisor, which will be subject to vesting conditions based on the employees’ continued employment with KnowBe4 along with certain future performance targets.

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

Key Business Metrics
We regularly monitor a number of financial and operating metrics, including the following key metrics, in order to measure our current performance and estimate our future performance, as follows:

	September 30,		Change
	2021	2020	Amount	%
	(annual recurring revenue in thousands)
Number of customers	44,319	34,604	9,715	28.1%
Annual recurring revenue	$262,172	$181,924	$80,248	44.1%
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
Non-GAAP Operating Income
We define non-GAAP operating income as GAAP operating loss excluding stock-based compensation expense, amortization of acquired intangible assets and acquisition and integration related costs. Costs associated with acquisitions and integration include legal, accounting and other professional fees, changes in the fair value of contingent consideration obligations and other costs related to the transition of the acquired business. We believe non-GAAP operating income provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this metric generally eliminates the effects of certain variables unrelated to our overall operating performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Operating loss	$(680)	$(1,000)	$(13,710)	$(2,574)
Add: Stock-based compensation expense	2,744	1,234	23,272	3,253
Add: Amortization of acquired intangible assets	302	83	771	249
Add: Acquisition and integration related costs	588	—	3,036	—
Non-GAAP operating income	$2,954	$317	$13,369	$928
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net cash provided by operating activities	$19,949	$12,661	$55,799	$39,624
Less: Purchases of property and equipment	(1,159)	(837)	(2,214)	(4,692)
Less: Capitalized internal-use software	(774)	(798)	(1,895)	(2,304)
Less: Principal payments on finance leases	(10)	(9)	(30)	(24)
Free Cash Flow	$18,006	$11,017	$51,660	$32,604
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
Subscription terms typically range from one year to three years and generally begin on the date access to our platform is made available to the customer. Our subscriptions are generally invoiced upfront for the duration of the contract term or in annual installments. Our arrangements are primarily noncancellable and nonrefundable. We generally collect our receivables in advance of the subscription service period and often issue renewal invoices in advance of the renewal service period.
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
Cost of Revenues and Gross Margin
Cost of revenues consists of costs associated with delivering our platform and providing support. These costs include employee-related costs such as salaries and bonuses, stock-based compensation expense and benefits costs associated with our operations and support personnel, costs associated with third-party hosting services, amortization of capitalized internal-use software and content and allocated overhead. We expect cost of revenues to increase in absolute dollars and as a percentage of revenues, relative to the extent of the growth of our business and reflective of the impacts of wage inflation seen in the market as a whole.
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
Technology and Development
Technology and development costs consist primarily of research and development activities, non-capitalizable costs of developing content and certain overhead allocations. These costs include employee-related costs, consulting services and expenses related to the design, development, testing and enhancements of our subscription services.

Technology and development costs are expensed as incurred. From a unit cost standpoint, our technology and development costs are lower primarily due to favorable costs of living in the geographic locations in which our offices are based but could be impacted in the future by the ongoing trend towards remote work and overall wage inflation. We expect that our technology and development expenses will increase in absolute dollars and may increase as a percentage of our revenues as we continue to enhance our platform functionality and develop new content and features. Additionally, our technology and development expense may fluctuate as a percentage of our revenue from period to period depending on the timing of development.
General and Administrative
General and administrative expenses consist primarily of employee-related costs for accounting, finance, legal, IT and human resources personnel and also include expenses related to consulting services, audit fees, tax services, legal services and other general corporate items. Our general and administrative costs also include our investment in internal initiatives and tools which we believe promotes our corporate culture and helps us attract and retain talent. We expect our general and administrative expenses to increase in absolute dollars in future periods as we continue to expand our operations, hire additional personnel, see the ongoing impact of overall wage inflation and incur costs to support the requirements of being a public company.
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

Results of Operations
The following table is a summary of our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenues, net	$64,091	$44,932	$176,991	$125,599
Cost of revenues(1)	9,609	6,918	25,543	19,264
Gross profit	54,482	38,014	151,448	106,335
Operating expenses:
Sales and marketing(1)	27,731	20,752	82,312	60,254
Technology and development(1)	7,579	4,822	20,081	14,119
General and administrative(1)	19,852	13,440	62,765	34,536
Total operating expenses	55,162	39,014	165,158	108,909
Operating loss	(680)	(1,000)	(13,710)	(2,574)
Other income (expense):
Interest income	16	20	41	159
Interest expense	(67)	(16)	(329)	(45)
Other income (expense)	114	29	(445)	142
Loss before income tax expense	(617)	(967)	(14,443)	(2,318)
Income tax expense	(963)	(735)	(1,800)	(316)
Net loss	$(1,580)	$(1,702)	$(16,243)	$(2,634)
________________
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenues	$124	$70	$253	$122
Sales and marketing	726	423	7,277	825
Technology and development	242	153	530	323
General and administrative	1,652	588	15,212	1,983
Total stock-based compensation expense	$2,744	$1,234	$23,272	$3,253

The following table is a summary of our consolidated statements of operations as a percentage of our total revenues for the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of revenues	15.0%	15.4%	14.4%	15.3%
Gross profit	85.0%	84.6%	85.6%	84.7%
Operating expenses:
Sales and marketing	43.3%	46.2%	46.5%	48.0%
Technology and development	11.8%	10.7%	11.3%	11.2%
General and administrative	31.0%	29.9%	35.5%	27.5%
Total operating expenses	86.1%	86.8%	93.3%	86.7%
Operating loss	(1.1)%	(2.2)%	(7.7)%	(2.0)%
Other income (expense):
Interest income	—%	—%	—%	0.1%
Interest expense	(0.1)%	—%	(0.2)%	—%
Other income (expense)	0.2%	0.1%	(0.3)%	0.1%
Loss before income tax expense	(1.0)%	(2.2)%	(8.2)%	(1.8)%
Income tax expense	(1.5)%	(1.6)%	(1.0)%	(0.3)%
Net loss	(2.5)%	(3.8)%	(9.2)%	(2.1)%
Comparison of the Three Months Ended September 30, 2021 and 2020
Revenues

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Revenues, net	$64,091	$44,932	$19,159	42.6%
Revenues increased by $19.2 million, or 42.6%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. Due to the nature of our subscription-based business model, the majority of revenues in a given period results from the recognition of revenues deferred in prior periods. As such, $16.2 million of the increase is related to the recognition of deferred revenues generated from the accumulation of contracts entered into during prior periods. The remaining increase is attributable to revenues from new customers combined with revenues from cross-selling additional products into our existing customer base. Our customer base grew by 28.1% over the prior year quarter, while the number of customers with active subscriptions to more than one of our products grew from 12.3% at September 30, 2020 to 19.3% at September 30, 2021.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Cost of revenues	$9,609	$6,918	$2,691	38.9%
Gross profit	$54,482	$38,014	$16,468	43.3%
Gross margin	85.0%	84.6%
Cost of revenues increased by $2.7 million, or 38.9%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The overall increase in cost of revenues is in line with our increase in revenues, while maintaining our margin position. The absolute dollar increase is primarily driven by additional personnel costs related to increased headcount to support our overall business growth. Gross margins were slightly higher compared to the prior year period driven primarily by reductions in amortization expense for our platform and content assets as certain of our historically acquired assets have become fully amortized.

Operating Expenses
Sales and Marketing

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Sales and marketing	$27,731	$20,752	$6,979	33.6%
Percentage of total revenues	43.3%	46.2%
Sales and marketing expenses increased by $7.0 million, or 33.6%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase in sales and marketing expenses primarily relates to increased personnel costs of $6.3 million resulting from continued headcount expansion within our sales and marketing functions and additional recognition of deferred commissions expense, which is consistent with our overall business growth.
Technology and Development

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Technology and development	$7,579	$4,822	$2,757	57.2%
Percentage of total revenues	11.8%	10.7%
Technology and development expenses increased by $2.8 million, or 57.2%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in technology and development costs is primarily driven by $2.6 million of additional personnel costs as we increase developer headcount to support our product development initiatives.

General and Administrative

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
General and administrative	$19,852	$13,440	$6,412	47.7%
Percentage of total revenues	31.0%	29.9%
General and administrative expenses increased by $6.4 million, or 47.7%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase primarily relates to $5.5 million of additional personnel costs, due to higher headcount within our administrative functions, such as finance, legal and human resources, to support growth in the business. Additional increases primarily relate to professional fees incurred during the three months ended September 30, 2021 to support the completion of our August follow-on offering.
Income Tax Expense

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Income tax expense	$(963)	$(735)	$228	(31.0)%
Income tax expense increased by $0.2 million, or 31.0%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. Income tax expense in both periods results from foreign tax expense recorded in jurisdictions where we generate operating income along with U.S. state tax expense.
Comparison of the Nine Months Ended September 30, 2021 and 2020
Revenues

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Revenues, net	$176,991	$125,599	$51,392	40.9%
Revenues increased by $51.4 million, or 40.9%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. Due to the nature of our subscription-based business model, the majority of our revenues in a given period results from the recognition of revenues deferred in prior periods. As such, $31.0 million of the increase is related to the recognition of deferred revenues from the accumulation of contracts entered into during prior periods. The remaining increase is attributable to revenues from new customers combined with revenues from cross-selling additional products into our existing customer base. Our customer base grew by 28.1% over the prior year while the number of customers with active subscriptions to more than one of our products grew from 12.3% at September 30, 2020 to 19.3% at September 30, 2021.

Cost of Revenues and Gross Margin

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Cost of revenues	$25,543	$19,264	$6,279	32.6%
Gross profit	$151,448	$106,335	$45,113	42.4%
Gross margin	85.6%	84.7%
Cost of revenues increased by $6.3 million, or 32.6%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The overall increase in cost of revenues is in line with our increase in revenues, while maintaining our margin position. The increase is primarily driven by additional personnel costs related to a combination of headcount expansion, comparatively higher performance bonuses resulting from the growth in revenues over the period and higher overhead allocations. Gross margins were slightly higher compared to the prior year period as we continue to scale our customer support functions.

Operating Expenses
Sales and Marketing

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Sales and marketing	$82,312	$60,254	$22,058	36.6%
Percentage of total revenues	46.5%	48.0%
Sales and marketing expenses increased by $22.1 million, or 36.6%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase in sales and marketing expenses primarily relates to increased personnel costs of $19.2 million, including stock-based compensation expense of $7.3 million primarily related to the issuance of RSUs to certain executives in conjunction with our IPO in April 2021. Other salaries and commissions cost increases were driven by additional headcount within our sales and marketing functions, which is consistent with our overall business growth, and higher performance bonuses. The additional cost increases primarily relate to marketing campaigns to support new product launches and overall growth in the business, including overhead allocations and expanded public relations efforts.
Technology and Development

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Technology and development	$20,081	$14,119	$5,962	42.2%
Percentage of total revenues	11.3%	11.2%
Technology and development expenses increased by $6.0 million, or 42.2%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase in technology and development costs is primarily driven by $5.3 million of additional personnel costs as we increase developer headcount to support our product development initiatives combined with higher performance bonuses. These expenses have remained consistent as a percentage of revenue as they align to growth in our business.

General and Administrative

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
General and administrative	$62,765	$34,536	$28,229	81.7%
Percentage of total revenues	35.5%	27.5%
General and administrative expenses increased by $28.2 million, or 81.7%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. This increase relates to $24.8 million of additional personnel costs, including stock-based compensation expense of $15.2 million primarily related to the issuance of RSUs to certain executives in conjunction with the completion of our IPO in April 2021. Additional increased personnel costs are driven by increases in headcount across our administrative functions, such as legal, finance and human resources, to support overall business growth and costs of operating as a public company. An additional $2.0 million of costs relates to consulting and professional fees incurred to support the completion of our IPO and August secondary offering and the acquisition of MediaPro Holdings, LLC.
Income Tax Expense

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Income tax expense	$(1,800)	$(316)	$1,484	(469.6)%
Income tax expense increased by $1.5 million, or 469.6%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. This increase is primarily due to additional foreign tax expense recorded in jurisdictions where we generate operating income along with state tax and withholding tax expense recorded during the nine months ended September 30, 2021. Comparatively, during the nine months ended September 30, 2020, tax expense was partially offset by an income tax benefit recorded related to net operating losses at foreign jurisdictions for which we did not have a related valuation allowance established.
Liquidity and Capital Resources
At September 30, 2021, our principal sources of liquidity were cash and cash equivalents totaling $272.3 million and accounts receivable of $44.8 million. Our cash and cash equivalents are comprised of time deposits with financial institutions. To date, we have financed our operations primarily through payments received from customers using our platform supplemented by historical private placements of our equity securities. Our positive cash flows from operations on an annual basis enable us to make continued investments in the growth of our business. We expect that our operating cash flows, in addition to our cash and cash equivalents, will enable us to continue to make such investments in the future. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from customer prepayments, which are included on our consolidated balance sheets as deferred revenue. Deferred revenue consists of invoiced fees for our subscription services, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2021, we had deferred revenue of $240.6 million, of which $170.1 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria are met.
Our remaining performance obligation represents contracted revenue that has not yet been recognized and includes deferred revenue, which has been invoiced and is recorded on the consolidated balance sheet, and unbilled amounts that are not yet recorded on the balance sheet, that will be recognized as revenue in future periods. As of September 30, 2021, our remaining performance obligation was $294.8 million.

On March 12, 2021, we entered into a three-year $100.0 million revolving credit facility with Bank of America (the “Revolving Credit Facility”). Interest on any borrowings under the revolving credit facility bear interest, at our option, at (i) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest in effect for such date as publicly announced from time to time by Bank of America as its “prime rate”, or (c) the eurodollar rate plus 1.0%, provided that such rate will not be less than 0.5%. We are obligated to pay other customary fees for a credit facility of this size and type, including letter of credit fees, an upfront fee, and an unused commitment fee. The terms of our Revolving Credit Facility include a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate with other companies or sell substantially all of our assets, pay dividends, make redemptions and repurchases of stock, make investments, loans and acquisitions, or engage in transactions with affiliates. We expect to use the revolving credit facility for general corporate purposes, including potential future acquisitions and expansions. As of September 30, 2021, we were in compliance with all covenants and there were no amounts outstanding under this facility.
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
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities.

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$55,799	$39,624
Net cash used in investing activities	$(15,336)	$(6,996)
Net cash provided by (used in) financing activities	$145,925	$(402)
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
Net cash provided by operating activities during the nine months ended September 30, 2021 was $55.8 million, which consisted of net loss of $16.2 million, adjusted for non-cash charges of $42.8 million and net cash inflows of $29.3 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of $13.8 million of amortization of deferred commissions, $10.0 million of depreciation and amortization of our capital assets and $23.2 million of stock-based compensation expense, which was primarily incurred in conjunction with our IPO. Cash outflows from changes in operating assets and liabilities primarily resulted from a $9.2 million increase in the total deferred commissions balance, a $6.2 million increase in the total accounts receivable balance and a $6.3 million increase in the prepaid and other assets balance. The increases in our deferred commissions balance is due to the addition of new customers and renewal of existing contracts during the period while the increase in accounts receivable is due to the timing of billings and collections combined with growth in sales. The increase in prepaid and other assets is due to $3.1 million of assets held for the purposes of funding expanding operations at our international subsidiaries and $2.6 million of prepayments made on insurance policies for directors and officers taken out in conjunction with our IPO. Cash inflows from changes in operating assets and liabilities primarily relate to a $54.9 million increase in the total deferred revenue balance resulting from the sale of additional subscription services under our standard advanced invoicing practices and a $16.8 million increase in accounts payable and accrued expense balances due primarily to increases in payroll related accruals resulting from payment timing and overall headcount growth.
Net cash provided by operating activities during the nine months ended September 30, 2020 was $39.6 million, which consisted of a net loss of $2.6 million, adjusted for non-cash charges of $18.2 million and net cash inflows of $24.1 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of $10.4 million of amortization of deferred commissions, $8.7 million of depreciation and amortization of our capital assets and $3.3 million of stock-based compensation expense. Cash outflows from changes in operating assets and liabilities primarily resulted from increases in the total deferred commissions balance due to the addition of new customers and renewal of existing contracts during the period. Cash inflows from changes in operating assets and liabilities primarily related to increases in the total deferred revenue balance resulting from the sale of additional subscription services under our standard advanced invoicing practices.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2021 primarily related to the $11.2 million of net cash paid for the acquisition of MediaPro Holdings, LLC, which closed on March 1, 2021, combined with $1.9 million and $2.2 million of capital expenditures for internal-use software and the purchase of property and equipment, respectively.
Net cash used in investing activities during the nine months ended September 30, 2020 related to $2.3 million and $4.7 million of capital expenditures for internal-use software and the purchase of property and equipment, respectively.
Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2021 primarily related to $156.0 million of net proceeds received from the issuance of common stock in connection with the IPO, as well as $3.4 million of cash received upon the exercise of stock options. These financing activities proceeds were offset by $11.9 million paid for taxes related to the net share settlement of our outstanding equity instruments and $1.2 million paid to repurchase shares of our common stock, prior to the IPO.
Net cash used in financing activities during the nine months ended September 30, 2020 primarily related to $0.5 million paid for the repurchase of common stock offset by $0.2 million of cash received upon the exercise of stock options.
Commitments and Contractual Obligations
There were no material changes to our commitments and contractual obligations during the nine months ended September 30, 2021 from the commitments and contractual obligations disclosed in the Prospectus. Refer to Note 15 “Commitments and Contingencies” to the consolidated financial statements contained within this Quarterly Report on Form 10-Q for further details.
Indemnification Agreements
Our subscription agreements generally contain standard indemnification obligations. Pursuant to these agreements, we will indemnify, defend and hold the other party harmless with respect to a claim, suit, or proceeding brought against the other party by a third party alleging that our intellectual property infringes upon the intellectual property of the third party, or results from a breach of our representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. Typically, these indemnification provisions do not provide for a maximum potential amount of future payments we could be required to make. However, in the past we have not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on our consolidated balance sheet as of September 30, 2021 or December 31, 2020.
We also indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited. However, our director and officer insurance policy limits our exposure and enables us to recover a portion of any future amounts paid. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on our consolidated balance sheet as of September 30, 2021 or December 31, 2020.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.
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
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in money market funds, including overnight investments. As of September 30, 2021, we had cash and cash equivalents of $272.3 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
Foreign Currency Risk
The vast majority of our sales contracts are denominated in U.S. dollars, with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Brazilian Real and South African Rand. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. During the nine months ended September 30, 2021 and 2020, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

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
•We are unable to predict with certainty the extent to which the global COVID-19 pandemic may continue to impact our business, financial condition or results of operations.
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
We have incurred net losses in all annual periods since our inception, and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $1.6 million and net income of $1.7 million for the quarters ending September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $177.5 million. Because the market for our platform and products has not yet reached widespread adoption, it is difficult for us to predict our future results of operations. Overall growth of our revenue depends on a number of factors, including:
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
We have experienced rapid revenue growth in recent periods and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew 29.2% to 1,296 employees as of September 30, 2021 from 1,003 employees as of September 30, 2020. Although we have experienced rapid growth historically, we may not sustain our current growth rates nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and will require the continuous dedication of our management team. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in evolving industries, including market acceptance of our platform and products, adding new customers, intense competition and our ability to manage our costs and operating expenses. Our future success will depend in part on our ability to manage our growth effectively, which will require us to, among other things:
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
We are unable to predict with certainty the extent to which the global COVID-19 pandemic may continue to impact our business, financial condition or results of operations.
The ongoing COVID-19 pandemic and efforts to mitigate its impact have significantly curtailed the movement of people, goods and services worldwide, including in the geographic areas in which we conduct our business operations and from which we generate our revenue. It has also caused social and economic disruption and financial market volatility, resulting in reduced business activity and business travel. Concerns over the ultimate economic impact of COVID-19 have caused and may continue to cause extreme volatility in financial and other capital markets, which may adversely affect our stock price and our ability to access capital markets in the future.
We believe that the conditions caused by the pandemic have not significantly affected demand for our platform and products, therefore, although the COVID-19 pandemic has caused us to experience, in some cases, longer sales cycles and an increase in certain prospective and current customers seeking lower prices or other more favorable contract terms, we do not believe these developments have been substantial enough to cause a significantly negative impact on our results of operations. Additionally, we have not seen significant negative impacts on collections of accounts receivable or attrition rates of our customers.
Conversely, the long term work-from-home policies, which have stemmed from the COVID-19 pandemic, have resulted in employees accessing their companies’ systems remotely, which has increased cybersecurity, privacy and data protection risks for these companies and may lead to heightened interest in our platform and products. There is no assurance that the levels of interest, demand and use of our platform and products will continue or will not decrease in the future. Any such decrease could have an adverse effect on our growth and the success of our platform and products.
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
Increasingly, companies are subject to a wide variety of attacks on their networks and systems on an ongoing basis. In addition to traditional computer “hackers,” malicious code (such as viruses, ransomware or other malware), employee or contractor theft or misuse and denial-of-service attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. The security measures we have integrated into our internal networks and systems, and into our platform and products, which are designed to detect unauthorized activity and prevent or minimize security breaches or incidents, may not function as expected or may not be sufficient to protect our internal networks, platform and products against certain attacks. In addition, techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or implement adequate measures to prevent an electronic intrusion into our networks or systems, unauthorized access to, loss or unavailability of, or unauthorized alteration, use or disclosure of data or other security breaches or incidents.
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
Our customers’ storage and use of data concerning, among others, their employees, contractors, customers and partners is essential to their use of our platform and products, which stores, transmits and processes customers’ proprietary information and personally identifiable information. If a breach of customer data security were to occur or to be perceived to occur, as a result of third-party action, employee or contractor error, malfeasance or otherwise, and the confidentiality, integrity or availability of our customers’ data was disrupted or believed to have been disrupted, we could face claims by and incur significant liability to our customers and to individuals or businesses whose information was being stored by our customers, and our platform and products may be perceived as less desirable, which could negatively affect our business and damage our reputation. In addition, a network, systems or other security breach or incident, whether or not impacting or being perceived to impact the confidentiality, integrity or availability of our customers’ data, could result in the loss of customers and make it more challenging to acquire new customers.
In addition, security breaches and incidents impacting our platform and products could result in a risk of loss, unavailability or unauthorized access to, alteration, use or disclosure of information maintained on or processed by our platform and products, which, in turn, could lead to claims, litigation, governmental audits and investigations and possible liability, damage our relationships with our existing customers and have a negative impact on our ability to attract and retain new customers. These breaches or incidents, or any perceived breach or incident, of our employees, contractors, networks or systems, in particular, because of our position as a security awareness company, may also undermine confidence in our platform or products and result in damage to our reputation, negative publicity, loss of channel partners, customers and sales, increased costs to remedy any problem and costly litigation. In addition, a security breach or incident impacting one of our key channel partners or independent software vendors could result in the exfiltration of confidential corporate information or other data that may provide additional avenues of attack. If a high profile security breach or incident occurs with respect to another Software-as-a-Service, or SaaS, provider, our customers and potential customers may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain existing customers or attract new ones, potentially causing a negative impact on our business. Any of these negative outcomes could adversely impact market acceptance of our products and could harm our business, financial condition and results of operations.
We may be required to expend significant capital and financial resources to protect against the foregoing threats and to alleviate problems caused by actual or perceived security breaches or incidents. We may face difficulties or delays in identifying, remediating and responding to attacks and actual or perceived security breaches. Additionally, we use third party service providers to provide data hosting and other services to us, and they face similar risks. Any actual or perceived security breach or incident at a company providing services to us could result in the impacts described above. The current COVID-19 pandemic has resulted in increased employees and other personnel working remotely, which increases the risk we and our service providers face.
While we maintain insurance that may cover certain liabilities relating to security breaches or incidents, subject to applicable deductibles and policy limitations, our insurance may be insufficient to cover all liabilities incurred. We cannot be certain that our insurance coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, premiums or deductibles could have a material adverse effect on our business, results of operations and financial condition.
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
•The GDPR and substantially equivalent legislation in the United Kingdom, (“UK”), also imposes strict rules applied to the transfer of personal data out of the EEA, and the UK to third countries deemed to lack adequate privacy protections (including the United States), unless an appropriate safeguard is implemented, such as the Standard Contractual Clauses (“SCCs”), approved by the European Commission, or a derogation applies. The Court of Justice of the European Union (“CJEU”), deemed the SCCs valid in July 2020. However, the CJEU ruled that transfers made pursuant to the SCCs and other alternative transfer mechanisms must be analyzed on a case-by-case basis to ensure European Union, or EU, standards of data protection are met in the jurisdiction where the data importer is based, and concerns remain about the potential for the SCCs and other mechanisms to face additional challenges. European regulators have issued guidance following the CJEU ruling that imposes significant new requirements on transferring data outside the EEA, including under an approved transfer mechanism. On June 4, 2021, the European Commission issued new SCCs that account for the CJEU’s decision and other developments, which need to be put in place for new contracts involving the transfer of personal data from the EEA to a third country as of September 27, 2021. Complying with these obligations and applicable guidance could be expensive and time consuming, may require us to modify our data handling policies and procedures and may ultimately prevent or restrict us from transferring personal data outside the EEA and the UK, which could cause significant business disruption.
•The EU has proposed the Regulation on Privacy and Electronic Communications (“ePrivacy Regulation”) which, if adopted, would impose new obligations on the use of personal data in the context of electronic communications, particularly with respect to online tracking technologies and direct marketing.
•In January 2020, the UK formally left the EU. The UK’s withdrawal from the EU, commonly referred to as “Brexit,” became effective December 31, 2020. The UK has implemented legislation that implements and complements the GDPR, and which provides for the implementation of GDPR requirements, including those related to cross-border data transfer. In June 2021, the European Commission announced a decision of "adequacy" concluding that the UK ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the UK. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot predict how UK data protection laws or regulations may develop in the longer term, including those relating to data transfers. We may be required to take steps to ensure the lawfulness of our data transfers and otherwise to address UK data protection law.
•In January 2020, the California Consumer Privacy Act (“CCPA”), took effect, providing California residents increased privacy rights and protections, including the ability to opt out of sales of their personal information. The CCPA went into effect in January 2020 and became enforceable by the California Attorney General in July 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and afford such consumers new rights with respect to their personal information, including the right to request deletion of their personal information, the right to receive the personal information on record for them, the right to know what categories of personal information generally are maintained about them, as well as the right to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation.
•California voters also approved a new privacy law, the California Privacy Rights Act (“CPRA”), in the November 3, 2020 election. Effective January 1, 2023, the CPRA imposes additional obligations on covered companies and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will have authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are significant. They increase our potential exposure to regulatory enforcement and/or litigation and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply. Other U.S. states are considering, and in certain cases have adopted, similar laws. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act, and in July 2021, Colorado enacted the Colorado Privacy Act. These both are comprehensive privacy statutes that will become effective in 2023 and share similarities with the CCPA, the CPRA and legislation proposed in other states. Recently proposed and enacted state privacy legislation beyond the CCPA and CPRA may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
Additionally, both U.S. and non-U.S. governments are considering regulating artificial intelligence and machine learning.
These and other similar legal and regulatory developments could contribute to legal and economic uncertainty, affect how we design, market, sell and operate our platform and products, how our customers process and share data, how we process, transfer and use data, which could negatively impact demand for our platform and products. We may incur substantial costs to comply with such laws and regulations, to meet the demands of our customers relating to their own compliance with applicable laws and regulations and to establish and maintain internal policies, self-certifications, and third-party certifications supporting our compliance programs. Our customers may bind us to certain obligations pursuant to the GDPR or other laws or regulations relating to privacy, data protection or information security, and we may be or become bound by other contractual obligations relating to privacy, data protection or information security. We may be required to expend substantial resources to comply with these obligations. In addition, any actual or perceived non-compliance with applicable laws, regulations, policies, certifications or contractual or other actual or asserted obligations could result in proceedings, investigations or claims against us by regulatory authorities, customers or others, leading to reputational harm, significant fines, litigation costs and damages. For example, if regulators assert that we have failed to comply with the GDPR or the UK’s legislation implementing the GDPR, we may be subject to fines of up to EUR 20 million (or GBP 17.5 million) or 4% of our worldwide annual revenue, whichever is greater, as well as potential data processing restrictions. Authorities have shown a willingness to impose significant fines and issue orders preventing the processing of personal data on non-compliant businesses. Moreover, individuals can claim damages resulting from infringement of the GDPR and other European and UK data protection laws. The GDPR also introduces the right for non-profit organizations to bring claims on behalf of data subjects. In addition to the foregoing, an actual or alleged breach of the GDPR or other applicable laws, regulations or other actual or asserted obligations related to privacy, data protection or information security could result in regulatory investigations, reputational damage, orders to change our use of data, enforcement notices, or potential civil claims including class action type litigation. All of these impacts could have a material adverse effect on our business, financial condition and results of operations.
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
We derived 16.8% and 12.0% of our total revenue from international customers for the quarters ended September 30, 2021 and 2020, respectively. We are continuing to adapt to and develop strategies to address international markets, and our growth strategy includes expansion into target geographies including opportunistically through acquisitions, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs and tax credits by certain jurisdictions, possibly with retroactive effect, or other unforeseen reasons, our existing NOLs and tax credits could expire or otherwise be unavailable to offset future income tax liabilities.

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
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could harm our business. We have a large employee presence in Clearwater, Florida and the east coast of the United States is often subject to seasonal hurricanes. In the event of a major hurricane, earthquake or other catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, breaches of data security and loss, alteration or compromise of critical data, all of which could harm our business, financial condition and results of operations. In addition, the insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.
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
A failure by us to comply with the covenants or payment requirements specified in our credit agreement could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans under our Revolving Credit Facility and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. If the debt under our Revolving Credit Facility were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. As of September 30, 2021, there were no amounts outstanding under the Revolving Credit Facility.
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
Our Class B common stock has ten votes per share, and our Class A common stock, has one vote per share. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, as of September 30, 2021 the holders of our Class B common stock collectively held approximately 97.7% of the combined voting power of our outstanding capital stock and will therefore, if acting together, be able to control all matters submitted to our stockholders for approval until the earlier of the fifth anniversary of the filing and effectiveness of our amended and restated certificate of incorporation or the affirmative vote of the holders of 66-2/3% of the voting power of our outstanding Class B common stock. This concentrated control will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
•sales of shares of our Class A common stock by us or our stockholders, as well as the anticipation of lock-up releases associated with our August follow-on offering;
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
A substantial portion of the outstanding shares of our Class A common stock are restricted from immediate resale but may be sold on a stock exchange in the near future. The large number of shares of our capital stock eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our Class A common stock.

The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market, and the perception that these sales could occur may also depress the market price of our Class A common stock.
On August 16, 2021, we completed a follow-on offering, the August follow-on, where certain selling stockholders offered and sold 11,995,546 shares of our Class A common stock at a price to the public of $20.75 per share, including the full exercise of the underwriters’ option to purchase1,564,636 additional shares of our Class A common stock from the selling stockholders.

In connection with the August follow-on, subject to certain exceptions, all of our directors and executive officers and the selling stockholders who participated in the August follow-on, entered into lock-up agreements with the underwriters of the August follow-on under which they have agreed they will not to sell any of our capital stock until November 9, 2021.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the rules and regulations of Nasdaq. We expect that the requirements of these rules and regulations will increase our legal, accounting and financial compliance costs; make some activities more difficult, time-consuming and costly; and place significant strain on our personnel, systems and resources.
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
We are not currently required to comply with the SEC rules that implement Sections 302 and 404 of the Sarbanes-Oxley Act, and we are therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. As a public company, we are required to comply with certain of these rules, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second Annual Report on Form 10-K. To comply with the requirements of being a public company, we will need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.
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
•our stockholders are only able to take action at a meeting of stockholders and are not able to take action by written consent for any matter;
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
(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
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
Item 3.  Defaults Upon Senior Securities
Not applicable.
Item 4.  Mine Safety Disclosure
Not applicable.
Item 5.  Other Information
Not applicable.

Item 6.  Exhibit Index
The documents listed below are filed with this Quarterly Report on Form 10-Q (numbered in accordance with Item 601 of Regulation S-K).

		Provided Herein	Incorporated by Reference
Exhibit Number	Description		Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the registrant		10-Q	001-40351	10.9	May 26, 2021
3.2	Amended and Restated Bylaws of the registrant		10-Q	001-40351	3.1	May 26, 2021
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
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

KnowBe4, Inc.

Date: November 3, 2021	By:	/s/ Sjoerd Sjouwerman
Sjoerd Sjouwerman
Chief Executive Officer & Director (Principal Executive Officer)

Date: November 3, 2021	By:	/s/ Shrikrishna Venkataraman
Shrikrishna Venkataraman
Co-President and Chief Financial Officer (Principal Financial and Accounting Officer)