Form 10-Q
period 2022-03-31
KnowBe4, Inc.
filed 2022-05-10
CIK 1664998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes ☐      No ☒
At May 6, 2022, there were 75,172,314 shares of the registrant’s Class A Common Stock outstanding and 99,901,946 shares of the registrant’s Class B Common Stock outstanding.

KNOWBE4, INC.
Quarterly Report on Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include statements about:
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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and results of operations, and prospects. The outcomes of the events described in these forward-looking statements are subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q.
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
You should read this Quarterly Report on Form 10-Q in conjunction with the audited consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”), on March 10, 2022.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Information
KNOWBE4, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$298,348	$273,723
Accounts receivable, net of allowance for doubtful accounts	52,554	54,071
Current portion of deferred commissions	18,586	17,842
Prepaid and other current assets	12,558	10,580
Total current assets	382,046	356,216

Deferred commissions, net of current portion	36,085	33,869
Capitalized software and content, net	26,776	27,074
Property and equipment, net	9,229	9,120
Operating lease right of use assets, net	14,674	12,998
Intangible assets, net	8,036	7,992
Goodwill	90,176	89,329
Other assets	1,295	1,080

Total assets	$568,317	$537,678

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$37,260	$37,642
Current portion of deferred revenue	199,716	184,496
Current portion of operating lease liabilities	3,242	2,938
Total current liabilities	240,218	225,076

Non-current liabilities:
Deferred revenue, net of current portion	87,366	81,278
Operating lease liabilities, net of current portion	11,875	10,484
Other non-current liabilities	3,763	3,573
Total liabilities	343,222	320,411

Stockholders’ equity
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, and 0 issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, Class A, $0.00001 par value, 1,000,000,000 and 1,000,000,000 shares authorized; and 72,909,377 and 66,335,930 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1	1
Common stock, Class B, $0.00001 par value, 500,000,000 shares authorized; and 101,903,213 and 107,936,779 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	397,785	391,803
Accumulated deficit	(171,788)	(173,148)
Accumulated other comprehensive loss	(905)	(1,391)
Total stockholders’ equity	225,095	217,267

Total liabilities and stockholders’ equity	$568,317	$537,678
The accompanying notes are an integral part of these consolidated financial statements.

KNOWBE4, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues, net	$75,033	$53,550
Cost of revenues	10,145	7,343
Gross profit	64,888	46,207
Operating expenses:
Sales and marketing	30,747	23,071
Technology and development	8,909	5,742
General and administrative	22,640	14,629
Total operating expenses	62,296	43,442
Operating income	2,592	2,765
Other income (expense):
Interest income	30	18
Interest expense	(86)	(196)
Other expense	(538)	(143)
Income before income tax expense	1,998	2,444
Income tax expense	(638)	(244)
Net income	$1,360	$2,200

Net income per share, basic	$0.01	$0.05
Net income per share, diluted	$0.01	$0.01

Weighted-average shares used in calculating basic net income per share	174,523,311	42,298,941
Weighted-average shares used in calculating diluted net income per share	182,649,162	168,252,806

The accompanying notes are an integral part of these consolidated financial statements.

KNOWBE4, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$1,360	$2,200
Other comprehensive income (loss):
Net change in foreign currency translation adjustments	486	(199)
Other comprehensive income (loss):	486	(199)
Total comprehensive income	$1,846	$2,001

The accompanying notes are an integral part of these consolidated financial statements.

KNOWBE4, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except shares)
(unaudited)

For the three months ended March 31, 2022:

	Common Stock, Class A		Common Stock, Class B		Additional Paid In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	66,335,930	$1	107,936,779	$2	$391,803	$(1,391)	$(173,148)	$217,267
Issuance of common stock for exercise of stock options	—	—	528,912	—	1,047	—	—	1,047
Issuance of common stock from vesting of restricted stock units	10,969	—	—	—	—	—	—	—
Conversion of Common stock, Class B to Common stock, Class A	6,562,478	—	(6,562,478)	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	—	—	—	—	(167)	—	—	(167)
Stock compensation expense	—	—	—	—	5,102	—	—	5,102
Other comprehensive income	—	—	—	—	—	486	—	486
Net income	—	—	—	—	—	—	1,360	1,360
Balance, March 31, 2022	72,909,377	$1	101,903,213	$2	$397,785	$(905)	$(171,788)	$225,095
For the three months ended March 31, 2021:

	Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	114,164,600	$—	42,279,000	$—	$158,483	$(339)	$(161,303)	$(3,159)
Issuance of common stock for exercise of stock options	—	—	274,720	—	347	—	—	347
Issuance of common stock	—	—	1,245,440	—	24,675	—	—	24,675
Repurchase of common stock	—	—	(97,600)	—	(861)	—	—	(861)
Stock compensation expense	—	—	—	—	1,681	—	—	1,681
Other comprehensive loss	—	—	—	—	—	(199)	—	(199)
Net income	—	—	—	—	—	—	2,200	2,200
Balance, March 31, 2021	114,164,600	$—	43,701,560	$—	$184,325	$(538)	$(159,103)	$24,684

The accompanying notes are an integral part of these consolidated financial statements.

KNOWBE4, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$1,360	$2,200
Adjustments to reconcile net income to net cash from operating activities:
Additions to capitalized content	(1,699)	(1,218)
Depreciation and amortization expense	3,730	3,247
Deferred commissions amortization	5,285	4,084
Stock compensation expense	5,629	1,671
Other, net	(268)	(124)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	1,584	2,774
Deferred commissions	(8,309)	(5,847)
Prepaid and other assets	(2,196)	(2,128)
Accounts payable and other liabilities	(1,094)	2,523
Deferred revenue	21,119	14,670
Net cash provided by operating activities	25,141	21,852
Cash flows from investing activities:
Business combinations, net of cash acquired	40	(11,305)
Purchases of property and equipment	(1,031)	(519)
Capitalized internal-use software costs	(738)	(362)
Net cash used in investing activities	(1,729)	(12,186)
Cash flows from financing activities:
Proceeds from the exercise of stock options	1,047	347
Repurchase of common stock and options	—	(1,171)
Payments for finance lease obligations	(10)	(10)
Taxes paid for the net share settlement of equity awards	(167)	—
Net cash provided by (used in) financing activities	870	(834)
Effect of exchange rate changes on cash and cash equivalents	343	233
Net change in cash and cash equivalents	$24,625	$9,065
Cash and cash equivalents, beginning of period	$273,723	$85,582
Cash and cash equivalents, end of period	$298,348	$94,647

The accompanying notes are an integral part of these consolidated financial statements.

KNOWBE4, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
SUPPLEMENTAL CASH FLOW DISCLOSURES
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for taxes	$334	$822

Supplemental disclosure of noncash investing and financing activities:
Capital expenditures and other assets included in accounts payable and accrued expenses	$649	$1,072
Stock compensation recorded as liability	$—	$680

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

KNOWBE4, INC.
Note 2 – Summary of Significant Accounting Policies
a.Basis of Presentation and Consolidation
The Company’s consolidated financial statements and accompanying notes include the accounts of the Company and its wholly-owned subsidiaries. The accompanying consolidated balance sheets as of March 31, 2022 and the consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of stockholders' equity and consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s consolidated balance sheets as of March 31, 2022, and its consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of stockholders' equity and its consolidated statements of cash flows for the three months ended March 31, 2022 and 2021. All intercompany balances and transactions have been eliminated in consolidation. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2022. The accompanying interim unaudited consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
b. Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s consolidated financial statements and accompanying notes. Estimates and assumptions used by management primarily affect revenue recognition, deferred commissions, fair value of net assets acquired in business combinations, common stock valuations (prior to the IPO), and stock compensation expense.
These estimates are based on information available as of the date of the consolidated financial statements. On an ongoing basis, the Company evaluates these assumptions, judgments and estimates. Actual results may differ materially from these estimates.
c. Operating Segments
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
d. Cash and Cash Equivalents
The Company considers all investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents include $224.1 million and $180.2 million of overnight money market mutual funds at March 31, 2022 and December 31, 2021, respectively. The carrying amount of such cash equivalents approximates their fair value due to the short-term and highly liquid nature of these instruments.
e. Accounts Receivable
Accounts receivable represents amounts owed to the Company for subscriptions to the Company’s platform and unbilled receivables representing the Company’s unconditional right to consideration for subscription contracts for

KNOWBE4, INC.
which revenue has been earned in excess of the amount invoiced. Accounts receivable balances are recorded at the invoiced amount and are non-interest bearing.
The Company maintains an allowance for doubtful accounts based on future expected credit losses measured over the contractual term of the receivable. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering various factors including the age of each outstanding invoice, each customer’s expected ability to pay, historical loss rates and expectations of forward-looking loss estimates to determine whether the allowance is appropriate. The Company writes off accounts receivable balances to the allowance for doubtful accounts when the Company has exhausted all collection efforts. As of March 31, 2022 and December 31, 2021 the allowance for doubtful accounts was $0.4 million and $0.5 million respectively, and allowance activity for the periods was not material to the consolidated financial statements.
f. Deferred Commissions
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
g. Property and Equipment, Net
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
h. Capitalized Software and Content, Net
The Company capitalizes costs incurred related to the development of internal use software during the application development stage. These capitalized costs are primarily related to the development of the Company’s security awareness platform. Costs are capitalized to develop new internal use software or to significantly increase the functionality of existing software. Additionally, the Company records acquired internal-use software and technology assets within the capitalized software and content caption on its consolidated balance sheets. Capitalized software costs are amortized on a straight-line basis over the software’s estimated useful life of three to six years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events

KNOWBE4, INC.
or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments of capitalized internal use software during the three months ended March 31, 2022 or 2021.
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
i.Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price in a business combination over the estimated fair value of identifiable net assets acquired. The Company evaluates and tests the recoverability of goodwill for impairment at least annually, on October 1, or more frequently if circumstances indicate that goodwill may not be recoverable. The Company performs the impairment testing by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its single reporting unit is less than its carrying amount. In assessing the qualitative factors, the Company considers the impact of certain key factors including macroeconomic conditions, industry and market considerations, changes in management, litigation or regulatory matters, changes in enterprise value, and overall financial performance. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company calculates the estimated fair value of the reporting unit and any excess of the carrying amount over fair value is recognized as a goodwill impairment loss. Based on the results of the qualitative goodwill impairment analyses, the Company has determined there were no triggering events indicating impairment of goodwill during the three months ended March 31, 2022 and 2021.
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
j. Impairment of Intangible and Other Long-Lived Assets
The Company performs an impairment review of long-lived assets, including property and equipment and both definite and indefinite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with the respective accounting standards. If the Company determines that the carrying value of an asset group may not be recoverable, the Company measures recoverability by comparing the carrying amount of the asset group to the future undiscounted cash flows it expects the asset group to generate. If the Company considers any of these assets to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. In addition, the Company periodically evaluates the estimated remaining useful lives of long-lived assets to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation or amortization. No impairment indicators were identified and no impairment charges were recorded during the three months ended March 31, 2022 and 2021.

KNOWBE4, INC.
k. Leases
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
l. Income Taxes
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
m. Foreign Currency Transactions
The functional currency of the Company’s subsidiaries is determined based on the primary economic environment in which the subsidiary operates. Assets and liabilities of its non-U.S. dollar functional currency subsidiaries are translated into U.S. dollars using exchange rates in effect at the end of each period and revenues and expenses are translated at the average exchange rate for the period. Gains and losses from these translations are recognized as cumulative translation adjustments and included in accumulated other comprehensive income.
The Company remeasures monetary assets and liabilities that are not denominated in the functional currency at average exchange rates in effect during each period. Gains and losses from these remeasurement adjustments are recognized within other income (expense).

KNOWBE4, INC.
n. Revenue Recognition
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
The transaction price is allocated to the separate performance obligations on a relative stand-alone selling price (“SSP”) basis, which requires significant judgment. The Company determines SSP using an adjusted market assessment approach based on the prices at which it sells subscription services, including adjustments for standard discounting practices. As it relates to the content available for download, the calculation of SSP primarily utilizes suggested royalty rates, assumptions regarding content production costs and other industry pricing data.
o. Cost of Revenues
Cost of revenues consists of certain direct costs associated with delivering the Company’s platform and includes hosting fees as well as amortization of capitalized internal-use software and content and allocated overhead. Cost of revenues also includes personnel costs, including salaries, benefits, bonuses, and stock compensation, for employees who provide support services to customers.
p. Stock Compensation
The Company measures and recognizes compensation expense for all stock-based awards based on the estimated fair value of the award on the date of grant. Following the IPO, stock awards primarily consist of time and performance-based restricted stock units (“RSUs”). The grant date fair value of RSUs is measured at the grant date closing stock price and expense is recognized on a straight-line basis over the vesting period of the award, which is generally three years, and net of forfeitures, which are recorded as incurred.

KNOWBE4, INC.

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

Prior to the IPO, given the absence of an active market for the Company’s Class A common stock, the Company estimated the grant date fair value of its stock options using the Black-Scholes option-pricing model. The Company’s board of directors who exercised judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock at each grant date, including (i) valuations performed at or near the time of grant; (ii) rights, preferences, and privileges of our redeemable convertible preferred stock relative to those of our common stock; (iii) our actual operating and financial performance at the time of the option grant; (iv) likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of our business; (v) the value of comparable companies with respect to industry, business model, stage of growth, financial risk or other factors; (vi) our stage of development and future financial projections; (vii) market transactions at or near the time of grant; and (viii) the lack of marketability of our common stock. Following the IPO, the Company’s Class A common stock is traded on the Nasdaq Global Select Market and the Company is no longer estimating the fair value of its common stock.
q. 401(k) Plan
The Company maintains a tax-qualified retirement plan, or the 401(k) plan, that provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis. Eligible employees are able to participate in the 401(k) plan as of the first day of the month following the date they meet the 401(k) plan’s eligibility requirements, and participants are able to defer up to 100% of their eligible compensation subject to applicable annual Internal Revenue Code limits. All participants’ interests in their deferrals are 100% vested when contributed and the Company’s matching contributions are 100% vested following one year of service. The Company contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. For the three months ended March 31, 2022 and 2021, the Company made contributions to the 401(k) Plan of $0.9 million, and $0.5 million, respectively.
r. Advertising
Advertising costs are expensed as incurred. Advertising expenses were $4.5 million and $3.1 million in the three months ended March 31, 2022 and 2021, respectively. These costs are included within sales and marketing expenses in the accompanying consolidated statements of operations.
s. Research and Development Costs
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

KNOWBE4, INC.
t. Net Income (Loss) per Share
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
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by giving affect to all potentially dilutive common stock equivalents to the extent they are dilutive. For the three months ended March 31, 2021, because all convertible preferred stock participated equally with the Company’s common stock and no dividends were declared on any classes of stock, there were no differences in the calculation of net income per share attributable to common stockholders and net income per share attributable to the convertible preferred stockholders.
u. Business Combinations
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
v. Concentrations of Credit Risk and Significant Customers
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s cash deposits typically exceed the federally insured limits. Collateral is not required for accounts receivable.
No single customer accounted for more than ten percent of total revenue during the three months ended March 31, 2022 and 2021. Additionally, no single customer accounted for more than ten percent of accounts receivable at March 31, 2022 or at December 31, 2021.
w. Fair Value Measurement
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

KNOWBE4, INC.
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value and indicate the fair value hierarchy of the valuation inputs used (in thousands):

	March 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market mutual funds	$224,112	$—	$—	$224,112
Total assets	$224,112	$—	$—	$224,112

Liabilities:
Accounts payable and accrued expenses:
Contingent consideration	$—	$—	$5,000	$5,000
Other non-current liabilities:
Contingent consideration	—	—	610	610
Total liabilities	$—	$—	$5,610	$5,610

	December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market mutual funds	$180,170	$—	$—	$180,170
Total assets	$180,170	$—	$—	$180,170

Liabilities:
Accounts payable and accrued expenses:
Contingent consideration	$—	$—	$5,000	$5,000
Total liabilities	$—	$—	$5,000	$5,000
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
There were no transfers between levels during the three months ended March 31, 2022 or the year ended December 31, 2021.
Note 3 – Revenue, Deferred Revenue and Remaining Performance Obligations
The following table summarizes revenue recognized from performance obligations delivered to customers which relates to (i) subscription services that are recognized ratably over the term of the contract and (ii)

KNOWBE4, INC.
subscription revenue allocated to downloadable content which is recognized at a point in time as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Ratable portion of subscription revenue	$66,115	$45,410
Subscription revenue allocated to downloadable content	8,918	8,140
Total	$75,033	$53,550
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the Company’s platform (in thousands):

	Three Months Ended March 31,
	2022	2021
North America	$62,398	$46,067
International	12,635	7,483
Total	$75,033	$53,550
Contract Balances
The Company records unbilled receivables when revenue recognized on a contract exceeds amounts invoiced. Unbilled receivables were not material as of March 31, 2022 or December 31, 2021.
Contract liabilities consist of deferred revenue which represents contractual billings made in advance of performance under the contract. Changes in deferred revenue were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$265,774	$185,696
Plus: Additions to deferred revenue	96,341	71,911
Less: Recognition of revenue deferred in the prior periods	(65,025)	(44,598)
Less: Recognition of revenue deferred in the current periods	(10,008)	(8,952)
Ending balance	$287,082	$204,057
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. The transaction price allocated to the remaining performance obligation is influenced by several factors, including the timing of delivery of the Company’s products and average contract terms. Unbilled portions of the remaining performance obligation are subject to future economic risks including bankruptcies, regulatory changes and other market factors. The Company excludes from the remaining performance obligation amounts related to performance obligations that have been delivered and therefore recognized. The majority of the Company’s noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months.
Remaining performance obligations consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Current	$214,404	$198,134
Noncurrent	133,889	125,534
Total	$348,293	$323,668

KNOWBE4, INC.
Deferred Commissions
Changes in deferred commissions were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$51,711	$37,199
Plus: Additions to deferred commissions	8,309	5,847
Less: Recognition of deferred commissions	(5,285)	(4,084)
Plus: Foreign currency impacts on deferred commissions	(64)	(52)
Ending balance	$54,671	$38,910
Note 4 – Business Combinations
2021 Acquisitions
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
SecurityAdvisor
On November 1, 2021 the Company acquired all outstanding equity interests of SecurityAdvisor Technologies, Inc., collectively referred to as “SecurityAdvisor”, a SaaS company providing a real-time, personalized security awareness platform that integrates with its customers’ existing security infrastructure and provides customers the ability to address human layer risks in real-time through targeted alerts and micro-trainings. The acquisition was funded using cash consideration of approximately $22.6 million, net of cash acquired of $4.0 million, and equity consideration of $29.0 million.
The purchase agreement also includes earn-out provisions payable in a combination of cash and equity that are contingent upon future events. These earn-outs include $5.0 million payable in cash upon the first sale of a product incorporating the developed technology and up to $10.0 million payable in shares of Class A common stock based upon performance targets measured by the achievement of certain annual recurring revenue levels. These earn-out provisions are classified as contingent consideration liabilities and are subject to recurring fair value measurements. The fair value of the contingent consideration is estimated to be $5.6 million, which includes a measurement period adjustment of $0.6 million resulting from continued evaluation of valuation inputs.
The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations and the Company has included the financial results of the acquired business in the consolidated financial statements from the date of acquisition. The resulting goodwill, which is not deductible for tax purposes, is primarily attributable to expanded market opportunities and the assembled workforce. The Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. No acquisition related costs were incurred during the three months ended March 31, 2022.

KNOWBE4, INC.
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$3,985
Deferred tax asset	$938
Other assets	$119
Acquired technology	$11,900
Deferred tax liability	(3,010)
Other liabilities	(221)
Total identifiable net assets assumed	13,711
Goodwill	47,459
Total net asset value	61,170
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

KNOWBE4, INC.
Note 5 – Capitalized Software and Content, Net
Capitalized software and content, net consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Internally developed capitalized software	$17,185	$16,689
Acquired technology	$11,900	$11,900
Capitalized content	24,947	23,277
	54,032	51,866
Less: Accumulated amortization	(27,256)	(24,792)
Total capitalized software and content, net	$26,776	$27,074
Amortization expense for the three months ended March 31, 2022 and 2021 totaled $2.4 million and $2.0 million, respectively. These costs are primarily included in cost of revenues in the accompanying consolidated statements of operations.
Internally developed capitalized software and content balances include accumulated costs not yet placed in service of $2.4 million at March 31, 2022. As the related software and content is not yet in service, the costs are not included in the following estimated future amortization expenses for capitalized software and content (in thousands):

2022	$6,362
2023	5,940
2024	3,996
2025	2,950
2026	2,598
Thereafter	2,490
Total	$24,336
Note 6 – Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Leasehold improvements	$9,158	$8,677
Computers and other equipment	7,329	7,038
Furniture and fixtures	2,161	2,002
	18,648	17,717
Less: Accumulated depreciation	(9,419)	(8,597)
Total property and equipment, net	$9,229	$9,120
Depreciation expense for the three months ended March 31, 2022 and 2021 totaled $1.0 million and $1.0 million, respectively.
Additionally, 93.0% and 92.6% of the Company’s property and equipment were located in the United States and 7.0% and 7.4% were located in various international jurisdictions, as of March 31, 2022, and December 31, 2021, respectively.

KNOWBE4, INC.
Note 7 – Intangible Assets and Goodwill
Intangible assets
Intangible assets, net consist of the following (in thousands):

	Weighted Average Amortization Period	March 31, 2022
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)
Acquired content and customer relationships(1)	4.3 years	$7,158	$(3,063)	$4,095
Domain names	2.0 years	261	(214)	47
Patents	18.3 years	1,817	(142)	1,675
Trade names and other indefinite-lived intangibles(1)	Indefinite	730	—	730
In-process patents and trademarks	Not applicable	1,489	—	1,489
Total intangible assets		$11,455	$(3,419)	$8,036

	Weighted Average Amortization Period	December 31, 2021
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)
Acquired content and customer relationships(1)	4.5 years	$7,124	$(2,762)	$4,362
Domain names	2.1 years	260	(211)	49
Patents	18.5 years	1,761	(120)	1,641
Trade names and other indefinite-lived intangibles(1)	Indefinite	709	—	709
In-process patents and trademarks	Not applicable	1,231	—	1,231
Total intangible assets		$11,085	$(3,093)	$7,992
_______________
(1) - Gross carrying amount includes impact of translation of foreign denominated intangible assets.
Intangible asset amortization for the three months ended March 31, 2022 and 2021 totaled $0.4 million and $0.2 million, respectively. These expenses are primarily presented in operating expenses with a portion allocated to cost of revenue within the accompanying consolidated statements of operations.
Estimated future amortization expense is as follows (in thousands):

2022	$873
2023	1,110
2024	1,077
2025	741
2026	667
Thereafter	1,349
Total	$5,817

KNOWBE4, INC.
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually.
The changes in carrying amounts of goodwill were as follows (in thousands):

Balance at December 31, 2020	$8,605
Acquisitions	81,092
Other adjustments(1)	(368)
Balance at December 31, 2021	89,329
Measurement period adjustments	610
Other adjustments(1)	237
Balance at March 31, 2022	$90,176
________________
(1)Other adjustments represents the impact of translation of foreign currency denominated goodwill balances.
Note 8 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued commissions	$8,379	$9,302
Accrued payroll	10,754	8,798
Accounts payable	3,566	5,628
Contingent consideration	5,000	5,000
Other accrued expenses	9,561	8,914
Total accounts payable and accrued expenses	$37,260	$37,642
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
The components of lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$901	$872
Short-term lease cost	173	151
Variable lease cost	137	138
Total lease cost	$1,211	$1,161
Lease costs are amortized in general and administrative expenses in the accompanying consolidated statements of operations. The Company reports the amortization of ROU assets and the change in operating lease liabilities on a net basis in accounts payable and other liabilities in the accompanying consolidated statements of cash flows.

KNOWBE4, INC.
Other information related to operating and finance leases is as follows:

	Three Months Ended March 31,
	2022	2021
Weighted-average remaining lease term (in years)	5.1	5.0
Weighted-average discount rate	1.9%	4.6%
Future lease payments under non-cancellable leases recorded as of March 31, 2022, were as follows (in thousands):

Operating Leases
2022	$2,677
2023	3,221
2024	3,075
2025	2,499
2026	2,569
Thereafter	1,704
Total lease payments	15,745
Less: imputed interest	(628)
Total future lease payments under non-cancellable leases	$15,117
Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$885	$856

ROU assets obtained in exchange for lease obligations:
Operating leases	$2,122	$1,207

Note 10 – Revolving Credit Facility
In 2021, the Company entered into a $100.0 million revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A., with a letter of credit and swingline sublimit of $10.0 million each and an accordion feature under which the Company can increase borrowings under the Revolving Credit Facility by up to $50.0 million. The Company is also obligated to pay other customary fees for a credit facility of this size and type, including letter of credit fees, an upfront fee, and an unused commitment fee which are expensed as incurred and included within interest expense in the consolidated statement of operations. The Revolving Credit Facility matures on March 12, 2024 and contains certain financial covenants.
The borrowings under the Revolving Credit Facility bear interest, at our option, at a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest in effect for such date as publicly announced from time to time by Bank of America as its “prime rate”, or (c) the eurodollar rate plus 1.0%, provided that such rate shall not be less than 0.5%. As of March 31, 2022, the Company did not have any outstanding borrowings under the Revolving Credit Facility, there were no issued letters of credit outstanding from the credit agreement and the Company was in compliance with all covenant requirements.

KNOWBE4, INC.
Note 11 – Stockholder’s Equity
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
Immediately prior to the completion of the IPO, the Company filed an amended and restated certificate of incorporation, which authorized capital stock consisting of 1,000,000,000 shares of Class A common stock, par value $0.00001 per share, 500,000,000 shares of Class B common stock, par value $0.00001 per share, and 100,000,000 shares of preferred stock, par value $0.00001 per share. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class B common stock is entitled to 10 votes and is convertible into one share of Class A common stock. Additionally, all shares of the Company’s capital stock outstanding immediately prior to the IPO, including all of the Company’s outstanding shares of convertible preferred stock, were reclassified into shares of the Company’s Class B common stock. No dividends were declared during the three months ended March 31, 2022.
Stockholder’s Equity Prior to Initial Public Offering
Common Stock
Prior to the completion of the IPO, the Company had one class of common stock where each share of common stock entitled the holder to one vote on all matters submitted to the stockholders for a vote. The voting, dividend and liquidation rights of the holders of the common stock were subject to and qualified by the rights, powers and preference of the holders of the preferred stock set forth below.
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
As it relates to voting and dividend rights, the rights, preferences, and privileges of the preferred stock did not differ from the rights of the common stock. No dividends were declared during the three months ended March 31, 2021. In the event of any deemed liquidation event, as defined in the Company’s certificate of incorporation as then in effect, the holders of preferred stock were entitled to the greater of (i) the original issue price of the preferred

KNOWBE4, INC.
stock plus any dividends declared and unpaid thereon, or (ii) the amount payable had all classes of shares been converted to common stock.
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
Note 12 – Stock Compensation
2016 Equity Incentive Plan
The Company initially established the 2016 Equity Incentive Plan (the “2016 Incentive Plan”) which authorized the issuance of up to an aggregate of 37,728,000 shares of common stock in the form of stock options and other types of equity awards that were granted to officers, employees, directors, consultants and advisors of the Company and its subsidiaries and affiliates. The Company only granted stock options under the 2016 Incentive Plan. These options generally vest within four years from the date of grant and expire ten years from the date of grant, with typical vesting of 25% on the first anniversary and monthly thereafter.
The Company (i) amended the 2016 Incentive Plan to clarify that, following the closing of the IPO, outstanding awards under the 2016 Incentive Plan would cover shares of the Company’s Class B common stock, and (ii) terminated the 2016 Incentive Plan; provided, however, that the 2016 Incentive Plan continues to govern the terms and conditions of awards outstanding under the 2016 Incentive Plan as of the time of its termination. As of March 31, 2022, a total of 8,538,867 shares of Class B common stock have been reserved for issuance upon the exercise of stock options under the 2016 Incentive Plan.
2021 Equity Incentive Plan
In April 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Incentive Plan”), which initially authorized the issuance of up to an aggregate of 18,400,000 shares of Class A common stock in the form of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and any of our future subsidiary corporations’ employees and consultants. In addition, the shares reserved for issuance under the 2021 Incentive Plan include a number of shares of Class A common stock equal to the number of shares of Class B common stock subject to awards granted under the 2016 Incentive Plan up to a maximum of 14,219,800 shares). The number of shares of the Company’s Class A common stock available for issuance under the 2021 Incentive Plan is subject to an annual increase on the first day of each fiscal year beginning on January 1, 2022, equal to the lesser of: (i) 18,400,000 shares; (ii) 5% of the outstanding shares of all classes of the Company’s common stock as of the last day of the immediately preceding year; or (iii) such other amount as the Company’s board of directors may determine. On March 10, 2022, an additional 8,713,635 shares of Class A common stock were reserved for issuance pursuant to the 2021 Incentive Plan. As of March 31, 2022, 22,850,387 shares were reserved for future issuance under the 2021 Incentive Plan.

KNOWBE4, INC.
Stock Options
The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions set forth in the table below.

Three Months Ended March 31, 2021
Expected term (years)	6.3
Expected stock price volatility	45.0%
Risk-free interest rate	0.8%
Dividend yield	—%
Fair value of common stock	$19.82
The following table summarizes the common stock option activity for the three months ended March 31, 2022:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	9,104,749	$3.18	$1.51	6.9
Granted	—	—	—
Exercised	(528,912)	1.99			10,091
Forfeited or expired	(36,970)	5.00
Outstanding as of March 31, 2022	8,538,867	$3.24	$1.55	7.1	$168,892
Vested and exercisable as of March 31, 2022	5,940,067	$2.66	$1.26	6.7	$120,935
The aggregate intrinsic value of the options exercised represents the difference between the estimated fair value of our common stock on the date of exercise and the exercise price of the options.
Share Repurchases
Prior to the completion of its IPO, the Company repurchased or promised to repurchase shares of common stock from former employees under pre-existing contingent call options triggered upon termination. The repurchase price paid or promised was in excess of the fair value of the common stock on the repurchase date, which resulted in additional compensation expense of $0.7 million for the three months ended March 31, 2021. As of March 31, 2021, the Company had recorded a liability representing the fair value of shares committed to be repurchased of $0.7 million. Subsequently, the Company completed its IPO, establishing a public market for the Company’s shares and no longer repurchases shares under remaining contingent call options.

KNOWBE4, INC.
Restricted Stock Units
The Company recognizes stock compensation expense associated with RSUs over the term of the respective awards. The following table summarizes the RSUs activity during the three months ended March 31, 2022:

	Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding as of December 31, 2021	2,433,681	$20.80
Granted	726,945	$19.60
Vested	(15,875)	$28.94
Forfeited or expired	(49,227)	$22.07
Outstanding as of March 31, 2022	3,095,524	$20.45
2021 Employee Stock Purchase Plan
In April 2021, the Company adopted its ESPP which initially reserved for issuance 3,350,000 shares of Class A common stock. The number of shares reserved under the ESPP will automatically increase on the first day of each fiscal year, starting on January 1, 2022, in an amount equal to the lesser of (i) 3,350,000 shares, (ii) 1% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as the administrator of the ESPP may determine. On March 10, 2022, an additional 1,742,727 shares of Class A common stock were reserved for issuance pursuant to the ESPP. As of March 31, 2022, 5,092,727 shares were reserved for future issuance under the ESPP.
The fair value of the ESPP purchase right is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended March 31, 2022
Expected term (years)	0.5 years
Expected stock price volatility	60.9% - 71.0%
Risk-free interest rate	0.1% - 0.4%
Dividend yield	—%
Stock Compensation Expense
The following table summarizes the components of stock compensation expense recognized in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$166	$53
Sales and marketing	1,154	889
Technology and development	1,253	140
General and administrative	3,054	577
Total stock compensation expense	$5,627	$1,659
As of March 31, 2022, the Company had $56.4 million of unrecognized stock compensation associated with stock awards, which is expected to be recognized over a weighted-average period of 2.6 years.

KNOWBE4, INC.
Note 13 – Net Income per Share
The computation of net income per share is as follows (in thousands, except share and per share data):

	Three Months Ended March 31, 2022
	Class A	Class B
Net income per share, basic:
Numerator:
Allocation of undistributed income for basic calculation	$551	$809
Denominator:
Number of shares used in basic per share computation	70,760,707	103,762,604
Net income per share, basic	$0.01	$0.01

Net income per share, diluted:
Numerator:
Allocation of undistributed income for basic calculation	$551	$809
Reallocation of undistributed income for diluted calculation based on conversion of Class B to Class A shares	809	—
Reallocation of undistributed income	—	(36)
Allocation of undistributed income for diluted calculation	$1,360	$773
Denominator:
Number of shares used in basic per share computation	70,760,707	103,762,604
Plus: reallocation of Class B to Class A shares outstanding	103,762,604	—
Plus: dilutive common stock options and restricted stock units	8,125,851	—
Number of shares used in diluted per share computation	182,649,162	103,762,604
Net income per share, basic and diluted	$0.01	$0.01

Three Months Ended March 31, 2021
Net income per share, basic:
Numerator:
Net income	$2,200
Denominator:
Number of shares used in basic per share computation	42,298,941
Net income per share, basic	$0.05

Net income per share, diluted:
Denominator:
Number of shares used in basic per share computation	42,298,941
Plus: dilutive convertible preferred shares and common stock options	125,953,865
Number of shares used in diluted per share computation	168,252,806
Net income per share, diluted	$0.01
Note 14 – Income Taxes
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period.

KNOWBE4, INC.
Each quarter the Company updates its estimated annual effective tax rate and makes a cumulative adjustment if the estimated annual tax rate has changed.
The Company recognized income tax expense of $0.6 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. The tax expense was primarily attributable to taxes generated on operating income expected to be earned in both the U.S. and foreign jurisdictions. As of March 31, 2022, the Company has a full valuation allowance on its U.S. federal and state and certain foreign deferred tax assets.
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
Note 16 – Related Party Transactions
Kevin Mitnick, a former member of the board of directors and a holder of greater than 5% of the Company’s Class B common stock, performs consulting services for and licenses to the Company the right to use his name and likeness in connection with the Company’s products. Mr. Mitnick's consulting agreement calls for an annual fee of $0.2 million plus the reimbursement of certain expenses.
Note 17 – Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

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
Our platform is designed to be powerful, yet highly scalable, intuitive and easy to deploy, in order to reduce the administrative burden of managing social engineering risk on security and IT professionals. Customers typically deploy our platform quickly across their entire organization to monitor and reduce the cybersecurity risk associated with their employees’ behavior. Because our products are designed to change human behavior within the entire organization, rollout of our products is performed organization-wide at the onset of a contract rather than focused on certain departments or portions of an organization. We utilize our team of customer success managers to ensure successful adoption and use of our products, while dedicated pricing specialists are tasked with negotiating customer renewals, along with upselling and cross-selling. We sell our products to customers of all sizes both directly through our dedicated inside sales teams for enterprise and small and medium businesses (“SMBs”), and indirectly through channel partners and managed service providers (“MSPs”).
We have established a significant market presence, with approximately 49,600 customers as of March 31, 2022, across virtually all industries and multiple geographies. No single direct customer represented more than 1% of our annual revenue for the three months ended March 31, 2022.

Our business has experienced significant growth with total revenue of $75.0 million and $53.6 million for the three months ended March 31, 2022 and 2021, respectively. As of the ends of the same periods, we had annual recurring revenue (“ARR”), of $305.9 million and $222.3 million, respectively. For the three months ended March 31, 2022 and 2021, we had net income of $1.4 million and $2.2 million, respectively. See the sections titled “—Key Business Metrics—Annual Recurring Revenue” for additional information regarding ARR.
We have built our business with a focus on cash flow generation. Our net cash provided by operating activities was $25.1 million and $21.9 million and our free cash flow was $23.4 million and $21.0 million for the three months ended March 31, 2022 and 2021, respectively. See the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—Free Cash Flow” for additional information regarding free cash flow and for a reconciliation of free cash flow to the most directly comparable financial measure calculated in accordance with U.S. generally accepted accounting principles (“GAAP”).
Key Business Metrics
We regularly monitor a number of financial and operating metrics, including the following key metrics, in order to measure our current performance and estimate our future performance, as follows:

	March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Number of customers	49,646	38,975	10,671	27.4%
Annual recurring revenue	$305,867	$222,270	$83,597	37.6%
Number of Customers
We believe that our ability to increase and retain the number of customers on our platform is an indicator of our market penetration, the growth of our business and potential future business opportunities. Increasing awareness of our platform and products, combined with further overall awareness of the need to address the human risk within cybersecurity, has continued to expand our customer base to include organizations of all sizes across all industries. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution or a distinct business unit of a large company that has an active contract with us to access our platform. We do not consider our channel partners as separate customers as our contracts are executed with the end user, and we treat MSPs who may purchase our products on behalf of multiple companies, as a single customer. As our customer base grows and as our market penetration increases, we do not expect to continue to grow at the same year-over-year rate.
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
Non-GAAP Gross Profit
We define non-GAAP gross profit as GAAP gross profit excluding stock compensation expense, amortization of acquired technology and intangible assets and acquisition and integration related costs, if applicable. Costs associated with acquisitions and integration include legal, accounting and other professional fees, changes in the fair value of contingent consideration obligations and other costs related to the transition of the acquired business. We believe non-GAAP gross profit provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our results of operations, as this metric generally eliminates the effects of certain variables unrelated to our overall operating performance.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Gross profit	$64,888	$46,207
Add: Stock compensation expense	166	53
Add: Amortization of acquired technology and intangible assets	645	94
Non-GAAP gross profit	$65,699	$46,354
Non-GAAP Operating Income
We define non-GAAP operating income as GAAP operating income excluding stock compensation expense, amortization of acquired technology and intangible assets and acquisition and integration related costs. Costs associated with acquisitions and integration include legal, accounting and other professional fees, changes in the fair value of contingent consideration obligations and other costs related to the transition of the acquired business. We believe non-GAAP operating income provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this metric generally eliminates the effects of certain variables unrelated to our overall operating performance.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Operating income	$2,592	$2,765
Add: Stock compensation expense	5,627	1,659
Add: Amortization of acquired technology and intangible assets	805	175
Add: Acquisition and integration related costs	—	1,311
Non-GAAP operating income	$9,024	$5,910

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

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$25,141	$21,852
Less: Purchases of property and equipment	(1,031)	(519)
Less: Capitalized internal-use software	(738)	(362)
Less: Principal payments on finance leases	(10)	(10)
Free cash flow	$23,362	$20,961
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

Gross margin is gross profit expressed as a percentage of total revenue. Our gross margin has been and will continue to be affected by various factors, including the timing and amount of costs associated with supporting our platform, the extent to which we expand our customer success team and the rate at which we develop or acquire new products, significant features and additional content added to our platform. We intend to continue to invest additional resources in our platform, content development and support services which we expect to result in steady gross margin over time.
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
Technology and Development
Technology and development costs consist primarily of research and development activities, non-capitalizable costs of developing platform features and content and certain overhead allocations. These costs include employee-related costs, including salaries and wages and stock compensation expenses, consulting services, expenses related to the design, development, testing and enhancements of our subscription services. Technology and development costs are expensed as incurred. From a unit cost standpoint, our technology and development costs are lower primarily due to favorable costs of living in the geographic locations in which our offices are based, but could be impacted in the future by the ongoing trend towards remote work and overall wage inflation. We expect that our technology and development expenses will increase in absolute dollars and may increase as a percentage of our revenue as we continue to enhance our platform functionality and develop new content and features. Additionally, our technology and development expense may fluctuate as a percentage of our revenue from period to period depending on the timing and nature of development activities.
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

Income Tax Expense
Income tax expense consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions. Our provision for income taxes has not historically been significant to our business as we have incurred annual operating losses to date. We maintain a valuation allowance on our U.S. federal, state and certain foreign deferred tax assets as we have concluded that it is not more likely than not that the deferred assets will be realized.
Results of Operations
The following table is a summary of our consolidated statements of operations:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenues, net	$75,033	$53,550
Cost of revenues(1)	10,145	7,343
Gross profit	64,888	46,207
Operating expenses:
Sales and marketing(1)	30,747	23,071
Technology and development(1)	8,909	5,742
General and administrative(1)	22,640	14,629
Total operating expenses	62,296	43,442
Operating income	2,592	2,765
Other income (expense):
Interest income	30	18
Interest expense	(86)	(196)
Other expense	(538)	(143)
Income before income tax expense	1,998	2,444
Income tax expense	(638)	(244)
Net income	$1,360	$2,200
________________
(1)Amounts include stock compensation expense as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenues	$166	$53
Sales and marketing	1,154	889
Technology and development	1,253	140
General and administrative	3,054	577
Total stock compensation expense	$5,627	$1,659

The following table is a summary of our consolidated statements of operations as a percentage of our total revenues for the periods:

	Three Months Ended March 31,
	2022	2021
Revenues, net	100.0%	100.0%
Cost of revenues	13.5%	13.7%
Gross profit	86.5%	86.3%
Operating expenses:
Sales and marketing	41.0%	43.1%
Technology and development	11.9%	10.7%
General and administrative	30.2%	27.3%
Total operating expenses	83.0%	81.1%
Operating income	3.5%	5.2%
Other income (expense):
Interest income	—%	—%
Interest expense	(0.1)%	(0.4)%
Other expense	(0.7)%	(0.3)%
Income before income tax expense	2.7%	4.6%
Income tax expense	(0.9)%	(0.5)%
Net income	1.8%	4.1%
Comparison of the Three Months Ended March 31, 2022 and 2021
Revenues

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Revenues, net	$75,033	$53,550	$21,483	40.1%
Revenues increased by $21.5 million, or 40.1%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Due to the nature of our subscription-based business model, the large portion of our revenues in a given period results from the recognition of revenues deferred in prior periods. As such, $20.4 million of the year-over-year increase in revenue is related to the recognition of deferred revenues from the accumulation of contracts entered into during prior periods. The remaining increase is attributable to revenues from new customers combined with revenues from cross-selling additional products into our existing customer base. Our customer base grew by 27.4% and the number of customers with active subscriptions to more than one of our products has increased to 24.5% of our total customer base. Additionally, revenues earned in foreign jurisdictions increased by $5.2 million compared to the prior year quarter.
Cost of Revenues and Gross Margin

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Cost of revenues	$10,145	$7,343	$2,802	38.2%
Gross margin	86.5%	86.3%
Cost of revenues increased by $2.8 million, or 38.2%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The overall increase in cost of revenues is in line with our increase in revenues over the same period. The total dollar value increase in cost of revenues is primarily driven by $2.0 million of additional personnel costs related to increased headcount to support our customer growth. Other increases relate to additional amortization expense associated with recently acquired intangible assets and platform hosting costs.
Operating Expenses
Sales and Marketing

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Sales and marketing	$30,747	$23,071	$7,676	33.3%
Sales and marketing expenses increased by $7.7 million, or 33.3%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. This increase primarily relates to increased personnel costs of $5.2 million, including salaries and commissions. These increased personnel costs are driven by headcount increases within our sales organization, which is consistent with our overall business growth. An additional $1.5 million of the increase in sales and marketing expenses relates to expanded marketing costs as we focus on driving market awareness specifically within international jurisdictions.
Technology and Development

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Technology and development	$8,909	$5,742	$3,167	55.2%
Technology and development expenses increased by $3.2 million, or 55.2%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. This increase is primarily driven by $2.6 million of additional personnel costs, including additional stock compensation expense of $1.1 million, as we increase developer headcount to support our growth initiatives.
General and Administrative

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
General and administrative	$22,640	$14,629	$8,011	54.8%
General and administrative expenses increased by $8.0 million, or 54.8%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. This increase primarily relates to $7.1 million of additional personnel costs, including additional stock compensation expense of $2.5 million. These personnel costs were driven by headcount increases of over 30%, comparatively, across our administrative support functions, a portion of which support anticipated growth of our international locations and shared service center. Additional increases of $0.7 million relate to incremental costs of subscription services that are also correlated to headcount and/or usage.
Income Tax Expense

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands)
Income tax expense	$638	$244	$394	161.5%
Income tax expense increased by $0.4 million, or 161.5%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily related to the increase in expected taxable income for the current year.

Liquidity and Capital Resources
At March 31, 2022, our principal sources of liquidity were cash and cash equivalents totaling $298.3 million and accounts receivable of $52.6 million. Our cash and cash equivalents are comprised of time deposits with financial institutions. To date, we have financed our operations primarily through payments received from customers using our platform supplemented by proceeds from private placements of our equity securities. Our positive cash flows from operations on an annual basis enable us to make continued investments in the growth of our business. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from customer prepayments, which are included on our consolidated balance sheets as deferred revenue. Deferred revenue consists of invoiced fees for our subscription services, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of March 31, 2022, we had deferred revenue of $287.1 million, of which $199.7 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria are met.
Our remaining performance obligation represents contracted revenue that has not yet been recognized and includes deferred revenue, which has been invoiced and is recorded on the consolidated balance sheets, and unbilled amounts that are not yet recorded on the balance sheets, that will be recognized as revenue in future periods. As of March 31, 2022, our remaining performance obligation was $348.3 million.
On March 12, 2021, we entered into a three-year $100.0 million revolving credit facility with Bank of America, N.A. (the “Revolving Credit Facility”). Interest on any borrowings under the Revolving Credit Facility bear interest, at our option, at (i) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest in effect for such date as publicly announced from time to time by Bank of America as its “prime rate”, or (c) the eurodollar rate plus 1.0%, provided that such rate will not be less than 0.5%. We are obligated to pay other customary fees for a credit facility of this size and type, including letter of credit fees, an upfront fee, and an unused commitment fee. The terms of our Revolving Credit Facility include a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate with other companies or sell substantially all of our assets, pay dividends, make redemptions and repurchases of stock, make investments, loans and acquisitions, or engage in transactions with affiliates. We expect to use the revolving credit facility for general corporate purposes, including potential future acquisitions and expansions. As of March 31, 2022, we were in compliance with all covenants and there were no amounts outstanding under this facility.
On April 26, 2021, we completed our IPO, in which we sold 10,925,000 shares of our Class A common stock at a price to the public of $16.00 per share, including 1,425,000 shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares. We received net proceeds of $153.0 million, after deducting underwriting discounts and commissions of $10.8 million and offering expenses paid by us of approximately $3.0 million.
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

Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$25,141	$21,852
Net cash used in investing activities	$(1,729)	$(12,186)
Net cash provided by (used in) financing activities	$870	$(834)
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
Net cash provided by operating activities during the three months ended March 31, 2022 was $25.1 million, which consisted of net income of $1.4 million, adjusted for non-cash charges of $12.7 million and net cash inflows of $11.1 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of $5.3 million of amortization of deferred commissions, $3.7 million of depreciation and amortization of our capital assets and $5.6 million of stock compensation expense. Cash inflows from changes in operating assets and liabilities primarily relate to a $21.3 million increase in the total deferred revenue balance resulting from the sale of additional subscription services under our standard advanced invoicing practices and a $1.5 million decrease in the accounts receivable related to seasonality within accounts receivable collections following our strong fourth quarter sales. These inflows were offset by cash outflows from changes in operating assets and liabilities related to a $3.0 million increase in the total deferred commissions balance as we increase sales to new customers and renew our existing contracts and a $2.0 million increase in the prepaid and other assets balance primarily due to the timing of our KB4-CON user conference, which took place in April 2022.
Net cash provided by operating activities during the three months ended March 31, 2021 was $21.9 million, which consisted of a net income of $2.2 million, adjusted for non-cash charges of $7.7 million and net cash inflows of $12.0 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of $4.1 million of amortization of deferred commissions, $3.2 million of depreciation and amortization of our capital assets and $1.7 million of stock compensation expense. Cash outflows from changes in operating assets and liabilities primarily resulted from a $1.7 million increase in the total deferred commissions due to the addition of new customers and renewal of existing contracts during the period and a $3.3 million increase in prepaid and other assets due to the deferral of IPO and the advanced funding of various international operations. Cash inflows from changes in operating assets and liabilities primarily relate to a $18.4 million increase in the total deferred revenue balance resulting from the sale of additional subscription services under our standard advanced invoicing practices, a $1.4 million decrease in accounts receivable balance and a $6.2 million increase in the accounts payable balance due primarily to overall growth in the business.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2022 related to the purchase of property and equipment and development of internal-use software as we expand our organization and develop new products and features.
Net cash used in investing activities during the three months ended March 31, 2021 primarily related to the $11.3 million of net cash paid for the acquisition of MediaPro, combined with $0.4 million and $0.5 million of capital expenditures for internal-use software and the purchase of property and equipment, respectively.

Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2022 primarily related to $1.0 million for proceeds from exercise of stock options, partially offset by $0.2 million of taxes paid for net share settlement of equity awards.
Net cash provided by (used in) financing activities during the three months ended March 31, 2021 primarily related to $1.2 million paid for the repurchase of common stock offset by $0.3 million of cash received upon the issuance of common stock from the exercise of stock options.
Commitments and Contractual Obligations
There were no material changes to our commitments and contractual obligations during the three months ended March 31, 2022 from the commitments and contractual obligations. Refer to Note 15 “Commitments and Contingencies” to the consolidated financial statements contained within this Quarterly Report on Form 10-Q for further details.
Indemnification Agreements
Our subscription agreements generally contain standard indemnification obligations. Pursuant to these agreements, we will indemnify, defend and hold the other party harmless with respect to a claim, suit, or proceeding brought against the other party by a third party alleging that our intellectual property infringes upon the intellectual property of the third party, or results from a breach of our representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. Typically, these indemnification provisions do not provide for a maximum potential amount of future payments we could be required to make. However, in the past we have not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on our consolidated balance sheets as of March 31, 2022 or December 31, 2021.
We also indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited. However, our director and officer insurance policy limits our exposure and enables us to recover a portion of any future amounts paid. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on our consolidated balances sheet as of March 31, 2022 or December 31, 2021.
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
Our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies” of our consolidated financial statements. Our critical accounting policies and our more significant judgments and estimates used in the preparation of our consolidated financial statements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 10, 2022, and there have been no significant changes to these policies during the three months ended March 31, 2022.
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
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in money market funds, including overnight investments. As of March 31, 2022, we had cash and cash equivalents of $298.3 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
Foreign Currency Risk
The vast majority of our sales contracts are denominated in U.S. dollars, with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Euro, Brazilian Real and South African Rand. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. During the three months ended March 31, 2022 and 2021, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
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

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
We are currently a party to, and may in the future be involved in, various litigation matters (including intellectual property litigation), legal claims, and government investigations. See discussion of Legal Proceedings in Note 15 “Commitments and Contingencies” to the consolidated financial statements included in Part I, Item 1 of this report.
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
Item 1A.  Risk Factors
An investment in our Class A common stock involves a high degree of risk. You should carefully consider these risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before deciding whether to invest in our Class A common stock. The risks and uncertainties described below may not be the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition and results of operations. If any of the risks actually occur, our business, financial condition and results of operations, cash flows and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
Risk Factor Summary
Our business is subject to a number of risks, including those outside of our control, that may adversely affect our business, financial condition and results of operations. These risks are discussed more fully below and include, but are not limited to:
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
•Our reliance upon Software-as-a-Service (“SaaS”), technologies from third parties to operate our business;
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

We have generated significant net losses in the past, and we intend to continue to invest substantially in our business. As a result, we may not be able to achieve or sustain profitability in the future.
While we generated net income of $1.4 million and $2.2 million for the three months ended March 31, 2022 and 2021, respectively, we have incurred net losses in all annual periods since our inception. We experienced net losses of $11.8 million and $2.4 million for the years ended December 31, 2021 and 2020, respectively, and as of March 31, 2022, we had an accumulated deficit of $171.8 million. Because the market for our platform and products has not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years, as we continue to hire additional personnel, particularly in sales and marketing, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform and products. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting and other expenses as a newly public company. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
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
Since our customers tend to adopt our platform across their entire organization, to increase our revenue and achieve and maintain profitability, we must expand our customer base by attracting new customers and retaining our existing customers. To attract new customers, we must drive a broader awareness of the pervasive risks of social engineering. We will continue to invest in our inside sales force complemented by a channel strategy designed to increase brand awareness and to enable us to reach new territories and acquire new customers. Numerous factors, however, may impede our ability to acquire new customers, including our failure to recruit talented sales and marketing personnel and to retain and motivate our current sales and marketing personnel, to develop or expand relationships with effective channel partners and MSPs, to successfully deploy products for new customers, to provide quality customer support once deployed and to execute on our marketing strategies.

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
In order to grow our business, we anticipate that we will continue to depend on our relationships with our channel partners who we rely on, in addition to our direct sales force, to sell and support our products. We utilize channel partners to efficiently increase the scale of our marketing and sales efforts and increase our market penetration to customers who we otherwise might not reach on our own. Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers competitive products from different companies, and generally allow the channel partner to terminate its agreements with us for any reason upon 30 days’ notice. For example, some of our channel partners also sell or provide integration and administration services for our competitors’ products, and if such channel partners devote greater resources to marketing, reselling and supporting competing products, this could harm our business, financial condition and results of operations. If our channel partners do not effectively market and sell our products, choose to use greater efforts to market and sell their own products or those of others or fail to meet the needs of our customers, our ability to grow our business, sell our products and maintain our reputation may be adversely affected. The loss of key channel partners, our possible inability to replace them or the failure to recruit additional channel partners could materially and adversely affect our results of operations. If we are unable to maintain our relationships with these channel partners, our business, financial condition and results of operations could be adversely affected.
Our international operations and plans for future international expansion expose us to significant risks, and failure to manage those risks could adversely impact our business, financial condition and results of operations.
We derived 16.8% and 14.0% of our total revenue from international customers for the three months ended March 31, 2022, and 2021, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into various international jurisdictions, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including but not limited to:
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
Increasingly, companies are subject to a wide variety of attacks on their networks and systems on an ongoing basis. These attacks include, but are not limited to, hacking, the use of phishing and other forms of social engineering, attempts to introduce malicious code (such as viruses, ransomware or other malware) into the systems and networks used in our business, employee or contractor error or intentional acts, including theft or misuse, denial of service or other brute force attacks, and sophisticated attacks perpetrated by nation-state and nation-state supported actors. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks, in particular, as the frequency and sophistication of cyberattacks increases. For example, cybersecurity researchers have warned of the potential for increased cyberattack activity in connection with Russia’s actions in Ukraine. The security measures we have integrated into our internal networks and systems, and into our platform and products may not function as expected or may not be sufficient to protect our internal networks, platform and products against certain attacks. In addition, techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or implement adequate measures to prevent an electronic intrusion into our networks or systems, unauthorized access to, loss or unavailability of, or unauthorized alteration, use or disclosure of data or other security breaches or incidents. We also may face difficulties or delays in identifying, remediating and responding to attacks and actual or perceived security breaches and incidents.
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
Our customers’ storage and use of data concerning, among others, their employees, contractors, customers and partners is essential to their use of our platform and products, which store, transmit and process customers’ proprietary information and personal information. If a security breach or incident compromising the security of customer data were to occur or to be perceived to occur, as a result of third-party action, employee or contractor error, malfeasance or otherwise, and the confidentiality, integrity or availability of our customers’ data was disrupted or believed to have been disrupted, we could face claims by and incur significant liability to our customers and to individuals or businesses whose information was being stored by our customers. In addition, a network, systems or other security breach or incident, whether or not impacting or being perceived to impact the confidentiality, integrity or availability of our customers’ data, could result in the loss of customers and make it more challenging to acquire new customers.
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
As a public company, we are subject to the reporting and corporate governance requirements of the Exchange Act, the listing requirements of Nasdaq and other applicable securities rules and regulations, including the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended and anticipate we will continue to expend significant resources, including accounting-related costs, and provide significant management oversight. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that we will file with the SEC under Section 404 of the Sarbanes-Oxley Act.
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
As a public company, we are subject to the reporting and corporate governance requirements of the Exchange Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in the filings required of a public company, our business, financial condition and results of operations will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition and results of operations.
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
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have been focused on the integrity of financial reporting and internal controls over financial reporting. Many companies’ accounting policies and practices are being subject to heightened scrutiny by regulators and the public. In addition, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements. We cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward, which could significantly affect our reported financial results and could affect the reporting of transactions completed before the announcement of the change. Further, if we were to change our critical accounting estimates, our results of operations could be significantly affected.
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
A failure by us to comply with the covenants or payment requirements specified in our credit agreement could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. If debt under our Revolving Credit Facility were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. As of March 31, 2022, there were no amounts outstanding under the Revolving Credit Facility.
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
From time to time, we also register domain names containing typos, third-party names or marks, or variations thereof, to be used in connection with our simulated phishing emails. We register these domain names to serve a limited and specific purpose, and similar to the above-referenced simulated phishing emails, we do not believe that the limited manner and purpose in which any such third-party names, marks and other content are used in the registered domain names infringes upon their trademark rights or intellectual property rights. Some third parties have, however, sent a privacy service request or initiated a proceeding to cease use of and/or transfer the domain containing their name, mark or variations thereof, including intentional typos, that have been resolved. We take a case-by-case approach when resolving matters with third party brand-owners. There is no assurance that legal actions will not result in the future from objecting brand owners.
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
Laws and regulations governing data privacy and protection, information security, the use of the Internet as a commercial medium, the use of data in artificial intelligence and machine learning and data sovereignty requirements are rapidly evolving, extensive, complex and include inconsistencies and uncertainties. Examples of recent and anticipated developments that have or could impact our business include the following:
•The General Data Protection Regulation (“GDPR”), took effect in May 2018 and established several requirements applicable to the handling of personal data of individuals in the European Economic Area (“EEA”). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including imposing accountability obligations requiring data controllers and processors to maintain a record of their data processing and implement policies and procedures as part of its mandated privacy governance framework. It also requires data controllers to be transparent and disclose to data subjects how their personal data will be used; establishes rights for individuals with respect to their personal data, including rights of access and deletion in certain circumstances; imposes limitations on retention of personal data; establishes data breach notification requirements; and sets standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities.
•The GDPR and substantially equivalent legislation in the United Kingdom (“UK”), also imposes strict rules applied to the transfer of personal data out of the EEA, Switzerland and the UK to third countries deemed to lack adequate privacy protections (including the United States), unless an appropriate safeguard is implemented, such as the Standard Contractual Clauses (“SCCs”), approved by the European Commission, or a derogation applies. The Court of Justice of the European Union (“CJEU”), deemed the SCCs valid in July 2020. However, the CJEU ruled that transfers made pursuant to the SCCs and other alternative transfer mechanisms must be analyzed on a case-by-case basis to ensure European Union (“EU”), standards of data protection are met in the jurisdiction where the data importer is based, and concerns remain about the potential for the SCCs and other mechanisms to face additional challenges. European regulators have issued guidance following the CJEU ruling that imposes significant new requirements on transferring data outside the EEA and Switzerland, including under an approved transfer mechanism. On June 4, 2021, the European Commission issued new SCCs that account for the CJEU’s decision and other developments, which need to be put in place for new contracts involving the transfer of personal data from the EEA and Switzerland to a third country as of September 27, 2021. The UK also has adopted new standard contractual clauses to support personal data transfers out of the UK, which are required to be used in new arrangements as of September 22, 2022. Complying with these obligations and applicable guidance could be expensive and time consuming, may require us to modify our data handling policies and procedures and undertake additional measures, including new contractual negotiations, and may ultimately prevent or restrict us from transferring personal data outside the EEA and the UK, which could cause significant business disruption.
•The EU has proposed the Regulation on Privacy and Electronic Communications (“ePrivacy Regulation”), which, if adopted, would impose new obligations on the use of personal data in the context of electronic communications, particularly with respect to online tracking technologies and direct marketing.
•In January 2020, the UK formally left the EU. The UK’s withdrawal from the EU, commonly referred to as “Brexit,” became effective December 31, 2020. The UK has implemented legislation that implements and complements the GDPR, and which provides for the implementation of GDPR requirements, including those related to cross-border data transfer. In June 2021, the European Commission announced a decision of “adequacy” concluding that the UK ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the UK. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. Further, on February 2, 2022, the UK’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers out of the UK. These standard contractual clauses became effective March 21, 2022. We cannot predict how UK data protection laws or regulations may develop in the longer term, including those relating to data transfers. We may be required to take steps to ensure the lawfulness of our data transfers and otherwise to address UK data protection law.
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
•California voters also approved a new privacy law, the California Privacy Rights Act (“CPRA”), in the November 3, 2020 election. Effective January 1, 2023, the CPRA imposes additional obligations on covered companies and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will have authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are significant. They increase our potential exposure to regulatory enforcement and/or litigation and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply. Other U.S. states are considering, and in certain cases have adopted, similar laws. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act, in July 2021, Colorado enacted the Colorado Privacy Act, and in March 2022, Utah enacted the Utah Consumer Privacy Act. These are comprehensive privacy statutes that will become effective in 2023 and share similarities with the CCPA, the CPRA and legislation proposed in other states. Recently proposed and enacted state privacy legislation beyond the CCPA and CPRA may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
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
We are subject to laws and regulations, including governmental export controls, that could subject us to liability or impair our ability to compete in our markets. Our products are subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations, and we and our employees, representatives, contractors, agents, intermediaries and other third parties are also subject to various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). Furthermore, U.S. export control laws and economic sanctions prohibit the export and provision of certain cloud-based solutions to, and other transactions and dealings with, countries, governments, entities and persons targeted by U.S. sanctions.
In connection with our March 1, 2021 acquisition of MediaPro Holdings, LLC, we identified potential violations related to limited dealings by MediaPro Holdings, LLC in 2016 with Sudatel, a Sudanese telecommunications and internet service provider. As a condition of closing, MediaPro Holdings, LLC filed voluntary self-disclosures with the OFAC and the Office of Antiboycott Compliance (“OAC”). OFAC issued us a cautionary letter but did not pursue any penalties or take enforcement action. As of the date of this Quarterly Report on Form 10-Q, the OAC case is pending. Although we have technical controls, policies and procedures in place designed to ensure our compliance, there is no guarantee that we will not inadvertently provide our products and services, including our publicly available online free tools, to persons targeted by U.S. sanctions, despite our reasonable efforts to prevent it.

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
We are also subject to the FCPA, the UK Bribery Act 2010 (the “Bribery Act”) and other anti-corruption, anti-bribery, anti-money laundering and similar laws in the United States and other countries in which we conduct activities. Anti-corruption and anti-bribery laws, which have been enforced aggressively and are interpreted broadly, prohibit companies and their employees, agents, intermediaries and other third parties from promising, authorizing, making or offering improper payments or other benefits to government officials and others in the private sector. We leverage third parties, including intermediaries, agents and channel partners, to conduct our business in the United States and abroad to sell subscriptions to our products and to collect information about cyber threats. We and these third parties may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, agents, intermediaries and other third parties, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with the FCPA, Bribery Act and other anti-corruption, sanctions, anti-bribery, anti-money laundering and similar laws, we cannot assure you that they will be effective, or that all of our employees, representatives, contractors, channel partners, agents, intermediaries or other third parties have taken, or will not take, actions in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, severe criminal or civil sanctions, settlements, prosecution, loss of export privileges, suspension or debarment from U.S. government contracts, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, whistleblower complaints, adverse media coverage and other consequences. Any investigations, actions or sanctions could harm our reputation, business, financial condition and results of operations.
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
In addition, while we have opted out of Section 203 of the Delaware General Corporation Law (the “DGCL”), our amended and restated certificate of incorporation contains similar provisions providing that we may not engage in certain “business combinations” with any “interested stockholder” for a three year period following the time that the stockholder became an interested stockholder, unless:
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
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, or (iv) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. Our amended and restated bylaws further provide that the federal district courts of the United States will be the exclusive forum for resolving any complaints asserting a cause of action arising under the Securities Act.
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
Our Class B common stock has ten votes per share, and our Class A common stock, has one vote per share. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, as of March 31, 2022 the holders of our Class B common stock collectively held approximately 93.6% of the combined voting power of our outstanding capital and will therefore, if acting together, be able to control all matters submitted to our stockholders for approval until the earlier of the fifth anniversary of the filing and effectiveness of our amended and restated certificate of incorporation or the affirmative vote of the holders of 66-2/3% of the voting power of our outstanding Class B common stock. This concentrated control will limit or preclude a potential investor’s ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Use of Proceeds
On April 26, 2021, our registration statement on Form S-1 (File No. 333-254518) was declared effective by the SEC for the IPO of our Class A common stock. There has been no material change in the planned use of proceeds from our IPO from that described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act and other periodic reports previously filed with the SEC.
Item 3.  Defaults Upon Senior Securities
Not applicable.
Item 4.  Mine Safety Disclosure
Not applicable.
Item 5.  Other Information
Not applicable.

Item 6.  Exhibit Index
The documents listed below are filed with this Quarterly Report on Form 10-Q (numbered in accordance with Item 601 of Regulation S-K).

		Provided Herein	Incorporated by Reference
Exhibit Number	Description		Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the registrant		10-Q	001-40351	10.9	May 26, 2021
3.2	Amended and Restated Bylaws of the registrant		10-Q	001-40351	3.1	May 26, 2021
10.1†	Separation Agreement and General Release, dated March 10, 2022, by and between Shrikrishna Venkataraman and the registrant		10-K	001-40351	10.13	March 10, 2022
10.2†	Employment Agreement, dated February 14, 2022, by and between Robert Reich and the registrant		10-K	001-40351	10.9	March 10, 2022
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
________________
†Indicates a management contract or compensatory plan or arrangement.
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

KnowBe4, Inc.

Date: May 10, 2022	By:	/s/ Sjoerd Sjouwerman
Sjoerd Sjouwerman
Chief Executive Officer & Director (Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Bob Reich
Bob Reich
Chief Financial Officer (Principal Financial and Accounting Officer)