Form 10-Q
period 2022-06-30
KnowBe4, Inc.
filed 2022-08-04
CIK 1664998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes ☐      No ☒
At July 29, 2022, there were 79,672,881 shares of the registrant’s Class A Common Stock outstanding and 96,024,566 shares of the registrant’s Class B Common Stock outstanding.

KNOWBE4, INC.
Quarterly Report on Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include statements about:
•    our future financial performance, including our revenues, cost of revenues, gross profit or gross margin and operating expenses and free cash flow;
•    the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs;
•    our ability to achieve or maintain profitability;
•    our ability to effectively manage our growth and future expenses;
•    our investment strategy, business strategy and growth strategy, including the use of acquisitions to grow our business;
•    the impact of our acquisitions and our ability to successfully integrate acquired businesses;
•    management’s plans, beliefs and objectives for future operations;
•    our expectations about competition and our ability to compete effectively;
•    our ability to attract new customers, cross-sell or upsell our existing customers and develop new products;
•    our ability to continue to build our direct sales organization and expand our network of channel partners;
•    our ability to successfully expand in our existing markets and into new markets;
•    our anticipated investments in sales and marketing and research and development;
•    our ability to maintain our brand;
•    our ability to offer high-quality customer support;
•    our ability to manage our global operations;
•    our ability to maintain the security and availability of our platform and products;
•    potential harm caused by significant disruptions of service, or the actual or perceived failure of our products to prevent security incidents;
•    our ability to prevent serious errors or defects across, and to otherwise maintain the interrupted operation of our network;
•    our ability to maintain, protect and enhance our intellectual property;
•    our expectations of the impact of, and our ability to comply with existing, modified or new laws and regulations applicable to our business;
•    our ability to correctly estimate our tax obligations;
•    the impact of macroeconomic factors including COVID-19, the conflict in Ukraine, inflation, and government actions to counter inflation; and
•    our ability to successfully defend litigation brought against us.
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
You should read this Quarterly Report on Form 10-Q in conjunction with the audited consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 10, 2022.

PART I. FINANCIAL INFORMATION
Item 1. Financial Information
KNOWBE4, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$315,495	$273,723
Accounts receivable, net	62,486	54,071
Current portion of deferred commissions	19,377	17,842
Prepaid and other current assets	17,646	10,580
Total current assets	415,004	356,216

Deferred commissions, net of current portion	38,301	33,869
Capitalized software and content, net	29,903	27,074
Property and equipment, net	10,056	9,120
Operating lease right of use assets, net	14,080	12,998
Intangible assets, net	8,009	7,992
Goodwill	88,173	89,329
Other assets	2,884	1,080

Total assets	$606,410	$537,678

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$39,798	$37,642
Current portion of deferred revenue	215,631	184,496
Current portion of operating lease liabilities	3,274	2,938
Total current liabilities	258,703	225,076

Non-current liabilities:
Deferred revenue, net of current portion	95,900	81,278
Operating lease liabilities, net of current portion	11,275	10,484
Other non-current liabilities	4,012	3,573
Total liabilities	369,890	320,411

Stockholders’ equity
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, and 0 issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, Class A, $0.00001 par value, 1,000,000,000 shares authorized; and 78,178,186 and 66,335,930 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1	1
Common stock, Class B, $0.00001 par value, 500,000,000 shares authorized; and 97,492,186 and 107,936,779 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1	2
Additional paid-in capital	407,620	391,803
Accumulated deficit	(168,440)	(173,148)
Accumulated other comprehensive loss	(2,662)	(1,391)
Total stockholders’ equity	236,520	217,267

Total liabilities and stockholders’ equity	$606,410	$537,678
The accompanying notes are an integral part of these consolidated financial statements.

KNOWBE4, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues, net	$80,762	$59,350	$155,795	$112,900
Cost of revenues	10,909	8,591	21,054	15,934
Gross profit	69,853	50,759	134,741	96,966
Operating expenses:
Sales and marketing	34,684	31,510	65,431	54,581
Technology and development	8,764	6,760	17,673	12,502
General and administrative	23,587	28,284	46,227	42,913
Total operating expenses	67,035	66,554	129,331	109,996
Operating income (loss)	2,818	(15,795)	5,410	(13,030)
Other income (expense):
Interest income	503	7	533	25
Interest expense	(65)	(66)	(151)	(262)
Other income (expense)	264	(416)	(274)	(559)
Income (loss) before income tax expense	3,520	(16,270)	5,518	(13,826)
Income tax expense	(172)	(593)	(810)	(837)
Net income (loss)	$3,348	$(16,863)	$4,708	$(14,663)

Net income (loss) per share, basic	$0.02	$(0.14)	$0.03	$(0.24)
Net income (loss) per share, diluted	$0.02	$(0.14)	$0.03	$(0.24)

Weighted-average shares used in calculating basic net income (loss) per share	175,293,173	122,273,944	174,909,849	61,136,973
Weighted-average shares used in calculating diluted net income (loss) per share	182,220,649	122,273,944	182,229,908	61,136,973

The accompanying notes are an integral part of these consolidated financial statements.

KNOWBE4, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$3,348	$(16,863)	$4,708	$(14,663)
Other comprehensive (loss) income:
Net change in foreign currency translation adjustments	(1,757)	284	(1,271)	85
Other comprehensive (loss) income:	(1,757)	284	(1,271)	85
Total comprehensive income (loss)	$1,591	$(16,579)	$3,437	$(14,578)

The accompanying notes are an integral part of these consolidated financial statements.

KNOWBE4, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except shares)
(unaudited)

For the three months ended June 30, 2022:

	Common Stock, Class A		Common Stock, Class B		Additional Paid In Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, March 31, 2022	72,909,377	$1	101,903,213	$2	$397,785	$(905)	$(171,788)	$225,095
Issuance of common stock for exercise of stock options	—	—	434,092	—	1,175	—	—	1,175
Issuance of common stock under the employee stock purchase plan	193,595	—	—	—	2,932	—	—	2,932
Issuance of common stock upon settlement of restricted stock units	338,568	—	—	—	—	—	—	—
Conversion of Common stock, Class B to Common stock, Class A	4,845,119	—	(4,845,119)	(1)	—	—	—	(1)
Taxes paid related to net share settlement of equity awards	(108,473)	—	—	—	(1,818)	—	—	(1,818)
Stock compensation expense	—	—	—	—	7,546	—	—	7,546
Other comprehensive loss, net	—	—	—	—	—	(1,757)	—	(1,757)
Net income	—	—	—	—	—	—	3,348	3,348
Balance, June 30, 2022	78,178,186	$1	97,492,186	$1	$407,620	$(2,662)	$(168,440)	$236,520

KNOWBE4, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except shares)
(unaudited)
For the three months ended June 30, 2021:

	Convertible Preferred Stock		Common Stock		Common Stock, Class A		Common Stock, Class B		Additional Paid In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2021	114,164,600	$—	43,701,560	$—	—	$—	—	$—	$184,325	$(538)	$(159,103)	$24,684
Issuance of common stock for exercise of stock options	—	—	—	—	—	—	589,937	—	605	—	—	605
Repurchase of common stock	—	—	—	—	—	—	—	—	680	—	—	680
Conversion of convertible preferred stock and previously authorized Common Stock to Common Stock, Class B	(114,164,600)	—	(43,701,560)	—	—	—	157,866,160	2	—	—	—	2
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	—	—	10,425,000	—	—	—	153,796	—	—	153,796
Issuance of common stock upon settlement of restricted stock units	—	—	—	—	949,815	—	—	—	—	—	—	—
Conversion of Common stock, Class B to Common stock, Class A	—	—	—	—	758,452	—	(758,452)	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	—	—	—	—	(423,865)	—	—	—	(6,782)	—	—	(6,782)
Stock compensation expense	—	—	—	—	—	—	—	—	18,500	—	—	18,500
Other comprehensive income, net	—	—	—	—	—	—	—	—	—	284	—	284
Net loss	—	—	—	—	—	—	—	—	—	—	(16,863)	(16,863)
Balance, June 30, 2021	—	$—	—	$—	11,709,402	$—	157,697,645	$2	$351,124	$(254)	$(175,966)	$174,906

KNOWBE4, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except shares)
(unaudited)
For the six months ended June 30, 2022:

	Common Stock, Class A		Common Stock, Class B		Additional Paid In Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	66,335,930	$1	107,936,779	$2	$391,803	$(1,391)	$(173,148)	$217,267
Issuance of common stock for exercise of stock options	—	—	963,004	—	2,222	—	—	2,222
Issuance of common stock under the employee stock purchase plan	193,595	—	—	—	2,932	—	—	2,932
Issuance of common stock upon settlement of restricted stock units	354,443	—	—	—	—	—	—	—
Conversion of Common stock, Class B to Common stock, Class A	11,407,597	—	(11,407,597)	(1)	—	—	—	(1)
Taxes paid related to net share settlement of equity awards	(113,379)	—	—	—	(1,985)	—	—	(1,985)
Stock compensation expense	—	—	—	—	12,648	—	—	12,648
Other comprehensive loss, net	—	—	—	—	—	(1,271)	—	(1,271)
Net income	—	—	—	—	—	—	4,708	4,708
Balance, June 30, 2022	78,178,186	$1	97,492,186	$1	$407,620	$(2,662)	$(168,440)	$236,520

KNOWBE4, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except shares)
(unaudited)
For the six months ended June 30, 2021:

	Convertible Preferred Stock		Common Stock		Common Stock, Class A		Common Stock, Class B		Additional Paid In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	114,164,600	$—	42,279,000	$—	—	$—	—	$—	$158,483	$(339)	$(161,303)	$(3,159)
Issuance of common stock for exercise of stock options	—	—	274,720	—	—	—	589,937	—	952	—	—	952
Issuance of common stock for business combinations	—	—	1,245,440	—	—	—	—	—	24,675	—	—	24,675
Repurchase of common stock	—	—	(97,600)	—	—	—	—	—	(181)	—	—	(181)
Conversion of convertible preferred stock and previously authorized Common Stock to Common Stock, Class B	(114,164,600)	—	(43,701,560)	—	—	—	157,866,160	2	—	—	—	2
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	—	—	10,425,000	—	—	—	153,796	—	—	153,796
Issuance of common stock upon settlement of restricted stock units	—	—	—	—	949,815	—	—	—	—	—	—	—
Conversion of Common stock, Class B to Common stock, Class A	—	—	—	—	758,452	—	(758,452)	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	—	—	—	—	(423,865)	—	—	—	(6,782)	—	—	(6,782)
Stock compensation expense	—	—	—	—	—	—	—	—	20,181	—	—	20,181
Other comprehensive income, net	—	—	—	—	—	—	—	—	—	85	—	85
Net loss	—	—	—	—	—	—	—	—	—	—	(14,663)	(14,663)
Balance, June 30, 2021	—	$—	—	$—	11,709,402	$—	157,697,645	$2	$351,124	$(254)	$(175,966)	$174,906

The accompanying notes are an integral part of these consolidated financial statements.

KNOWBE4, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$4,708	$(14,663)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Additions to capitalized content	(2,817)	(2,619)
Depreciation and amortization expense	7,655	6,600
Deferred commissions amortization	10,733	8,735
Stock compensation expense	12,608	20,481
Other, net	(1,002)	400
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(8,740)	(2,741)
Deferred commissions	(17,491)	(14,386)
Prepaid and other assets	(6,611)	(8,279)
Accounts payable and other liabilities	1,983	10,021
Deferred revenue	46,367	32,397
Net cash provided by operating activities	47,393	35,946
Cash flows from investing activities:
Business combinations, net of cash acquired	40	(11,323)
Purchases of investments	(2,375)	—
Purchases of property and equipment	(2,621)	(1,055)
Capitalized internal-use software costs	(2,260)	(1,121)
Net cash used in investing activities	(7,216)	(13,499)
Cash flows from financing activities:
Proceeds from the exercise of stock options	2,222	952
Proceeds from issuance of common stock under the employee stock purchase plan	2,932	—
Repurchases of common stock	—	(1,171)
Proceeds from the issuance of common stock	—	155,958
Acquisition-related contingent consideration payments	—	(375)
Payments for finance lease obligations	(21)	(20)
Taxes paid for the net share settlement of equity awards	(1,985)	(6,782)
Net cash provided by financing activities	3,148	148,562
Effect of exchange rate changes on cash and cash equivalents	(1,553)	465
Net change in cash and cash equivalents	$41,772	$171,474
Cash and cash equivalents, beginning of period	$273,723	$85,582
Cash and cash equivalents, end of period	$315,495	$257,056

The accompanying notes are an integral part of these consolidated financial statements.

KNOWBE4, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
SUPPLEMENTAL CASH FLOW DISCLOSURES
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for taxes	$949	$1,397

Supplemental disclosure of noncash investing and financing activities:
Capital expenditures and other assets included in accounts payable and accrued expenses	$926	$955

The accompanying notes are an integral part of these consolidated financial statements.

KNOWBE4, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Description of Business
KnowBe4, Inc. (“KnowBe4” or the “Company”), was incorporated in Delaware in January 2016 and is the successor to operations which began in August 2010. The Company is currently headquartered in Clearwater, Florida.
The Company provides a comprehensive platform incorporating security awareness training and simulated phishing with advanced analytics and reporting that helps organizations manage the ongoing problem of social engineering. Additional offerings on the Company’s platform include a security orchestration, automation and response (“SOAR”) tool, a governance, risk and compliance (“GRC”) product, and comprehensive compliance training, all of which further the Company’s goal of providing products focused on meeting the needs of information security professionals. KnowBe4 conducts business globally and its platform is available as a software as a service (“SaaS”) subscription.
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

KNOWBE4, INC.
Note 2 – Summary of Significant Accounting Policies
a.Basis of Presentation and Consolidation
The Company’s consolidated financial statements and accompanying notes include the accounts of KnowBe4, Inc. and its wholly-owned subsidiaries. The accompanying consolidated balance sheets as of June 30, 2022 and the consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of stockholders' equity for the three and six months ended June 30, 2022 and 2021 and consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s consolidated balance sheets as of June 30, 2022, and its consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of stockholders' equity for the three and six months ended June 30, 2022 and 2021 and its consolidated statements of cash flows for the six months ended June 30, 2022 and 2021. All intercompany balances and transactions have been eliminated in consolidation. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2022. The accompanying interim unaudited consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
d. Cash and Cash Equivalents
The Company considers all investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents include $203.1 million and $180.2 million of overnight money market mutual funds at June 30, 2022 and December 31, 2021, respectively. The carrying amount of such cash equivalents approximates their fair value due to the short-term and highly liquid nature of these instruments.
e. Accounts Receivable, Net
Accounts receivable represents amounts owed to the Company for subscriptions to the Company’s platform and unbilled receivables representing the Company’s unconditional right to consideration for subscription contracts for

KNOWBE4, INC.
which revenues have been earned in excess of the amount invoiced. Accounts receivable balances are recorded at the invoiced amount and are non-interest bearing.
The Company maintains an allowance for doubtful accounts based on future expected credit losses measured over the contractual term of the receivable. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering various factors including the age of each outstanding invoice, each customer’s expected ability to pay, historical loss rates and expectations of forward-looking loss estimates to determine whether the allowance is appropriate. The Company writes off accounts receivable balances to the allowance for doubtful accounts when the Company has exhausted all collection efforts. As of June 30, 2022 and December 31, 2021 the allowance for doubtful accounts was $0.5 million, and allowance activity for the periods presented was not material to the consolidated financial statements.
f. Deferred Commissions
The Company capitalizes sales commissions and associated benefits and payroll taxes paid to internal sales personnel that are considered incremental costs to acquire a customer contract. These costs are classified as deferred commissions on the consolidated balance sheets. Sales commissions related to an initial subscription contract are considered incremental to the acquisition of the customer contract to the extent that they exceed commissions earned on renewal sales. Sales commissions related to the renewal of a subscription contract are not considered commensurate with the commissions paid for the acquisition of the initial subscription contract given the substantive difference in commission rate between new and renewal contracts. The portion of commissions paid upon the initial acquisition of a contract that are incremental to acquisition of the customer contract are amortized over an estimated period of benefit of six years. The portion of commissions paid upon initial acquisition that are commensurate with those paid on a renewal contract and commissions paid related to renewal contracts are amortized over the average length of the related revenues contract. An estimate of the portion of commissions related to the downloadable content performance obligation is made, which is recognized at contract inception consistent with the pattern of revenue recognition. The estimated period of benefit for commissions paid for the acquisition of the initial subscription contract is determined based on qualitative and quantitative factors including the initial estimated customer life, the technological life of the Company’s platform and related significant features, customer attrition and industry practices. Amortization of deferred sales commissions is included in sales and marketing expense in the accompanying consolidated statements of operations.
g. Property and Equipment, Net
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, as follows:

Computers and equipment	3 years
Furniture and fixtures	5 - 7 years
Leasehold improvements	shorter of lease term or 5 years
Expenditures which significantly add to productive capacity or extend the useful life of an asset are capitalized. Maintenance and repairs to property and equipment are expensed as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation is removed from the accounts and gains or losses, if any, are recorded in other income (expenses).
h. Capitalized Software and Content, Net
The Company capitalizes costs incurred related to the development of internal use software during the application development stage. These capitalized costs are primarily related to the development of the Company’s security awareness platform. Costs are capitalized to develop new internal use software or to significantly increase the functionality of existing software. Additionally, the Company records acquired internal-use software and technology assets within the capitalized software and content caption on its consolidated balance sheets. Capitalized software costs are amortized on a straight-line basis over the software’s estimated useful life of three to six years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events

KNOWBE4, INC.
or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments of capitalized internal use software during the three and six months ended June 30, 2022 or 2021.
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
i.Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price in a business combination over the estimated fair value of identifiable net assets acquired. The Company evaluates and tests the recoverability of goodwill for impairment at least annually, on October 1, or more frequently if circumstances indicate that goodwill may not be recoverable. The Company performs the impairment testing by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its single reporting unit is less than its carrying amount. In assessing the qualitative factors, the Company considers the impact of certain key factors including macroeconomic conditions, industry and market considerations, changes in management, litigation or regulatory matters, changes in enterprise value, and overall financial performance. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company calculates the estimated fair value of the reporting unit and any excess of the carrying amount over fair value is recognized as a goodwill impairment loss. Based on the results of the qualitative goodwill impairment analyses, the Company has determined there were no triggering events indicating impairment of goodwill during the three and six months ended June 30, 2022 and 2021.
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
j. Impairment of Intangible and Other Long-Lived Assets
The Company performs an impairment review of long-lived assets, including property and equipment and both definite and indefinite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with the respective accounting standards. If the Company determines that the carrying value of an asset group may not be recoverable, the Company measures recoverability by comparing the carrying amount of the asset group to the future undiscounted cash flows it expects the asset group to generate. If the Company considers any of these assets to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. In addition, the Company periodically evaluates the estimated remaining useful lives of long-lived assets to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation or amortization. No impairment indicators were identified and no impairment charges were recorded during the three and six months ended June 30, 2022 or 2021.

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

KNOWBE4, INC.
n. Revenue Recognition
The Company derives substantially all of its revenues from subscription services fees paid by customers for access to the Company’s cloud-based platform and content. The Company applies the following five-step approach for considering contracts:
•identification of the contract, or contracts, with the customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenues when, or as, the Company satisfies a performance obligation.
The Company recognizes revenues at the time the related performance obligation is satisfied by transferring the service to a customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services, net of any sales or other tax. The Company’s subscription contracts typically vary from one year to three years and are generally noncancellable and nonrefundable.
Subscription service revenues consist of subscription fees earned from providing access to the Company’s cloud-based platform, including support services and feature upgrades, if and when available. The Company’s cloud-based platform also includes training content which can be downloaded by the customer during their subscription term. The subscription service contracts do not provide customers with the right to take possession of the software operating on the cloud platform and, as a result, are accounted for as service arrangements. Access to the platform represents a series of distinct services that the Company continually provides access to, which fulfills its obligation to the end customer over the subscription term. This series of distinct services represents a single performance obligation that is satisfied over time. Accordingly, the amounts allocated to the ratable portion of subscription revenues are recorded as deferred revenue and recognized on a straight-line basis over the contract term, beginning on the date that the service is made available to the customer. Amounts expected to be recognized within one year of the balance sheet date are classified within current liabilities and the remaining portion is classified in long-term liabilities.
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
q. 401(k) Plan
The Company maintains a tax-qualified retirement plan, or the 401(k) plan, that provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis. Eligible employees are able to participate in the 401(k) plan as of the first day of the month following the date they meet the 401(k) plan’s eligibility requirements, and participants are able to defer up to 100% of their eligible compensation subject to applicable annual Internal Revenue Code limits. All participants’ interests in their deferrals are 100% vested when contributed and the Company’s matching contributions are 100% vested following one year of service. The Company contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. For the three months ended June 30, 2022 and 2021, the Company made contributions to the 401(k) Plan of $0.9 million and $0.5 million, respectively. For the six months ended June 30, 2022 and 2021 the Company made contributions of $1.8 million and $1.0 million, respectively.
r. Advertising
Advertising costs are expensed as incurred. Advertising expenses were $7.1 million and $4.1 million for the three months ended June 30, 2022 and 2021, respectively, and were $11.6 million and $7.2 million for the six months ended June 30, 2022 and 2021, respectively. These costs are included within sales and marketing expenses in the accompanying consolidated statements of operations.
s. Research and Development Costs
Research and development costs are expensed when incurred, except for certain internal-use software development costs, which may be capitalized as noted above. Research and development expenses consist primarily of personnel and related headcount costs, costs of professional services associated with the ongoing development of

KNOWBE4, INC.
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
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potentially dilutive common stock equivalents to the extent they are dilutive.
u. Business Combinations
The Company includes the results of operations of the businesses that it acquires as of the respective dates of acquisition. The Company allocates the fair value of the purchase price of its acquisitions to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customers, acquired technology, the value of trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and, as a result, actual results may differ from estimates. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed. Upon conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations. Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expense in the Company’s consolidated statements of operations.
v. Concentrations of Credit Risk and Significant Customers
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s cash deposits typically exceed the federally insured limits. Collateral is not required for accounts receivable.
No single customer accounted for more than ten percent of total revenues, net during the three and six months ended June 30, 2022 and 2021. Additionally, no single customer accounted for more than ten percent of accounts receivable at June 30, 2022 or at December 31, 2021.
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
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value and indicate the fair value hierarchy of the valuation inputs used (in thousands):

KNOWBE4, INC.

	June 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market mutual funds	$203,070	$—	$—	$203,070
Other assets:
Investments	$—	$—	$2,375	$2,375
Total assets	$203,070	$—	$2,375	$205,445

Liabilities:
Accounts payable and accrued expenses:
Contingent consideration	$—	$—	$5,000	$5,000
Other non-current liabilities:
Contingent consideration	—	—	1,239	1,239
Total liabilities	$—	$—	$6,239	$6,239

	December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market mutual funds	$180,170	$—	$—	$180,170
Total assets	$180,170	$—	$—	$180,170

Liabilities:
Accounts payable and accrued expenses:
Contingent consideration	$—	$—	$5,000	$5,000
Total liabilities	$—	$—	$5,000	$5,000
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable, approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
The Company invested in equity securities of privately held companies which do not have a readily determinable fair value. The Company elected to measure these securities at cost less impairment, if any, adjusted for observable price changes resulting from orderly transactions for the identical or a similar security of the same issuer.
The Company’s contingent consideration liabilities were initially measured using both a probability estimate of achieving the contingency and a Monte Carlo simulation utilizing future revenues projections, a risk-adjusted discount rate and performance volatility assumptions both of which involve inherent uncertainties.
There were no transfers between levels during the three and six months ended June 30, 2022 or the year ended December 31, 2021.

KNOWBE4, INC.
Note 3 – Revenues, Deferred Revenue and Remaining Performance Obligations
The following table summarizes revenues recognized from performance obligations delivered to customers, which relate to (i) subscription services that are recognized ratably over the term of the contract and (ii) subscription revenues allocated to downloadable content which are recognized at a point in time, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Ratable portion of subscription revenues	$71,178	$50,320	$137,293	$95,730
Subscription revenues allocated to downloadable content	9,584	9,030	18,502	17,170
Total	$80,762	$59,350	$155,795	$112,900
The following table summarizes the revenues by region based on the shipping address of customers who have contracted to use the Company’s platform (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
North America	$66,720	$50,353	$129,118	$96,420
International	14,042	8,997	26,677	16,480
Total	$80,762	$59,350	$155,795	$112,900
Contract Balances
The Company records unbilled receivables when revenues recognized on a contract exceed amounts invoiced. Unbilled receivables were not material as of June 30, 2022 or December 31, 2021.
Contract liabilities consist of deferred revenue which represents contractual billings made in advance of performance under the contract. Changes in deferred revenue were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$287,082	$204,057	$265,774	$185,696
Plus: Additions to deferred revenue	105,211	77,240	201,552	149,151
Less: Recognition of revenue deferred in prior periods	(69,930)	(49,786)	(119,899)	(81,863)
Less: Recognition of revenue deferred in the current period	(10,832)	(9,564)	(35,896)	(31,037)
Ending balance	$311,531	$221,947	$311,531	$221,947
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents contracted revenues that have not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenues in future periods. The transaction price allocated to the remaining performance obligation is influenced by several factors, including the timing of delivery of the Company’s products and average contract terms. Unbilled portions of the remaining performance obligation are subject to future economic risks including bankruptcies, regulatory changes and other market factors. The Company excludes from the remaining performance obligation amounts related to performance obligations that have been delivered and therefore recognized. The majority of the Company’s noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months.

KNOWBE4, INC.
Remaining performance obligations consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Current	$231,218	$198,134
Noncurrent	146,709	125,534
Total	$377,927	$323,668
Deferred Commissions
Changes in deferred commissions were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$54,671	$38,910	$51,711	$37,199
Plus: Additions to deferred commissions	9,182	8,539	17,491	14,386
Less: Recognition of deferred commissions	(5,448)	(4,651)	(10,733)	(8,735)
Plus: Foreign currency impacts on deferred commissions	(727)	28	(791)	(24)
Ending balance	$57,678	$42,826	$57,678	$42,826
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
SecurityAdvisor
On November 1, 2021 the Company acquired all outstanding equity interests of SecurityAdvisor Technologies, Inc., collectively referred to as “SecurityAdvisor”, a SaaS company providing a personalized security awareness platform that integrates with its customers’ existing security infrastructure and provides customers the ability to address human layer risks in real-time through targeted alerts and micro-trainings. The acquisition was funded using cash consideration of approximately $22.6 million, net of cash acquired of $4.0 million, and equity consideration of $29.0 million.
The purchase agreement also includes earn-out provisions payable in a combination of cash and equity that are contingent upon future events. These earn-outs include $5.0 million payable in cash upon the first sale of a product incorporating the developed technology and up to $10.0 million payable in shares of Class A common stock based upon performance targets measured by the achievement of certain annual recurring revenue levels. These earn-out provisions are classified as contingent consideration liabilities and are subject to recurring fair value measurements. The fair value of the contingent consideration is estimated to be $6.2 million, which includes a measurement period adjustment of $1.2 million resulting from the finalization of a third-party valuation report.

KNOWBE4, INC.
The acquisition was accounted for as a business combination in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification, Topic 805, Business Combinations, and the Company has included the financial results of the acquired business in the consolidated financial statements from the date of acquisition. The resulting goodwill, which is not deductible for tax purposes, is primarily attributable to expanded market opportunities and the assembled workforce. The Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date, including measurement period adjustments to the acquired technology of $2.7 million, the deferred tax liability of $0.7 million. Acquisition related costs for the six months ended June 30, 2022 were not material.
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$3,985
Deferred tax asset	938
Other assets	119
Acquired technology	14,600
Deferred tax liability	(3,692)
Other liabilities	(221)
Total identifiable net assets assumed	15,729
Goodwill	46,070
Total net asset value	$61,799
The purchase price allocation was based on estimates of the fair value of the net assets acquired and was finalized during the second quarter. The Company has not presented pro forma results of operations because the acquisition is not material to the Company's consolidated results of operations, financial position, or cash flows.
Following the acquisition, the Company also granted certain key employees of SecurityAdvisor restricted stock awards, containing both service and performance-based vesting conditions, with an aggregate grant date fair value of $15.9 million. The awards are expensed as stock compensation expense over the requisite service period, assuming the service and performed conditions are achieved.
Note 5 – Capitalized Software and Content, Net
Capitalized software and content, net consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Internally developed capitalized software	$18,458	$16,689
Acquired technology	14,600	11,900
Capitalized content	26,568	23,277
	59,626	51,866
Less: Accumulated amortization	(29,723)	(24,792)
Total capitalized software and content, net	$29,903	$27,074
Amortization expense for the three months ended June 30, 2022 and 2021 totaled $2.6 million and $2.1 million, respectively, and for six months ended June 30, 2022 and 2021 totaled $5.0 million and $4.1 million, respectively. These costs are primarily included in cost of revenues in the accompanying consolidated statements of operations.

KNOWBE4, INC.
Internally developed capitalized software and content balances include accumulated costs not yet placed in service of $4.3 million at June 30, 2022. As the related software and content is not yet in service, the costs are not included in the following estimated future amortization expenses for capitalized software and content (in thousands):

2022	$4,406
2023	6,701
2024	4,771
2025	3,657
2026	3,160
Thereafter	2,954
Total	$25,649
Note 6 – Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Leasehold improvements	$10,284	$8,677
Computers and other equipment	7,334	7,038
Furniture and fixtures	2,205	2,002
	19,823	17,717
Less: Accumulated depreciation	(9,767)	(8,597)
Total property and equipment, net	$10,056	$9,120
Depreciation expense for the three months ended June 30, 2022 and 2021 totaled $1.1 million and $1.0 million, respectively, and totaled $2.1 million and $2.0 million, for the six months ended June 30, 2022 and 2021, respectively.
Additionally, 93.6% and 92.6% of the Company’s property and equipment were located in the United States and 6.4% and 7.4% were located in various international jurisdictions, as of June 30, 2022, and December 31, 2021, respectively.

KNOWBE4, INC.
Note 7 – Intangible Assets and Goodwill
Intangible assets
Intangible assets, net consist of the following (in thousands):

	Weighted Average Amortization Period	June 30, 2022
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)
Acquired content and customer relationships(1)	4.0 years	$7,084	$(3,270)	$3,814
Domain names	1.7 years	260	(218)	42
Patents	18.4 years	2,113	(164)	1,949
Trade names and other indefinite-lived intangibles(1)	Indefinite	707	—	707
In-process patents and trademarks	Not applicable	1,497	—	1,497
Total intangible assets		$11,661	$(3,652)	$8,009

	Weighted Average Amortization Period	December 31, 2021
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)
Acquired content and customer relationships(1)	4.5 years	$7,124	$(2,762)	$4,362
Domain names	2.1 years	260	(211)	49
Patents	18.5 years	1,761	(120)	1,641
Trade names and other indefinite-lived intangibles(1)	Indefinite	709	—	709
In-process patents and trademarks	Not applicable	1,231	—	1,231
Total intangible assets		$11,085	$(3,093)	$7,992
_______________
(1) - Gross carrying amount includes impact of translation of foreign denominated intangible assets.
Intangible asset amortization for the three months ended June 30, 2022 and 2021 totaled $0.4 million and $0.3 million, respectively, and totaled $0.7 million and $0.5 million, for the six months ended June 30, 2022 and 2021, respectively. These expenses are primarily presented in operating expenses with a portion allocated to cost of revenues within the accompanying consolidated statements of operations.
Estimated future amortization expense is as follows (in thousands):

2022	$584
2023	1,120
2024	1,090
2025	754
2026	680
Thereafter	1,577
Total	$5,805

KNOWBE4, INC.
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually.
The changes in carrying amounts of goodwill were as follows (in thousands):

Balance at December 31, 2020	$8,605
Acquisitions	81,092
Other adjustments(1)	(368)
Balance at December 31, 2021	89,329
Measurement period adjustments	(779)
Other adjustments(1)	(377)
Balance at June 30, 2022	$88,173
________________
(1)Other adjustments represents the impact of translation of foreign currency denominated goodwill balances.
Note 8 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued commissions	$9,216	$9,302
Accrued payroll	14,493	8,798
Accounts payable	4,653	5,628
Contingent consideration	5,000	5,000
Other accrued expenses	6,436	8,914
Total accounts payable and accrued expenses	$39,798	$37,642
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
The components of lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$947	$930	$1,848	$1,802
Short-term lease cost	189	131	362	282
Variable lease cost	169	232	306	370
Total lease cost	$1,305	$1,293	$2,516	$2,454
Lease costs are amortized in general and administrative expenses in the accompanying consolidated statements of operations. The Company reports the amortization of ROU assets and the change in operating lease liabilities on a net basis in accounts payable and other liabilities in the accompanying consolidated statements of cash flows.

KNOWBE4, INC.
Other information related to operating and finance leases is as follows:

	Six Months Ended June 30,
	2022	2021
Weighted-average remaining lease term (in years)	4.8	4.8
Weighted-average discount rate	1.9%	4.5%
Future lease payments under non-cancellable leases recorded as of June 30, 2022, were as follows (in thousands):

Operating Leases
2022	$1,835
2023	3,320
2024	3,174
2025	2,564
2026	2,557
Thereafter	1,660
Total lease payments	15,110
Less: imputed interest	(562)
Total future lease payments under non-cancellable leases	$14,548
Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,848	$1,751

ROU assets obtained in exchange for lease obligations:
Operating leases	$2,469	$1,606

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
The borrowings under the Revolving Credit Facility bear interest, at our option, at a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest in effect for such date as publicly announced from time to time by Bank of America as its “prime rate”, or (c) the eurodollar rate plus 1.0%, provided that such rate shall not be less than 0.5%. As of June 30, 2022, the Company did not have any outstanding borrowings under the Revolving Credit Facility, there were no issued letters of credit outstanding from the credit agreement and the Company was in compliance with all covenant requirements.

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
Immediately prior to the completion of the IPO, the Company filed an amended and restated certificate of incorporation, which authorized capital stock consisting of 1,000,000,000 shares of Class A common stock, par value $0.00001 per share, 500,000,000 shares of Class B common stock, par value $0.00001 per share, and 100,000,000 shares of preferred stock, par value $0.00001 per share. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class B common stock is entitled to 10 votes and is convertible into one share of Class A common stock. Additionally, all shares of the Company’s capital stock outstanding immediately prior to the IPO, including all of the Company’s outstanding shares of convertible preferred stock, were reclassified into shares of the Company’s Class B common stock. No dividends were declared or paid during the three and six months ended June 30, 2022.
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
As it relates to voting and dividend rights, the rights, preferences, and privileges of the preferred stock did not differ from the rights of the common stock. No dividends were declared during the three and six months ended June 30, 2021. In the event of any deemed liquidation event, as defined in the Company’s certificate of incorporation as then in effect, the holders of preferred stock were entitled to the greater of (i) the original issue

KNOWBE4, INC.
price of the preferred stock plus any dividends declared and unpaid thereon, or (ii) the amount payable had all classes of shares been converted to common stock.
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
The Company (i) amended the 2016 Incentive Plan to clarify that, following the closing of the IPO, outstanding awards under the 2016 Incentive Plan would cover shares of the Company’s Class B common stock, and (ii) terminated the 2016 Incentive Plan; provided, however, that the 2016 Incentive Plan continues to govern the terms and conditions of awards outstanding under the 2016 Incentive Plan as of the time of its termination. As of June 30, 2022, a total of 8,040,614 shares of Class B common stock have been reserved for issuance upon the exercise of stock options under the 2016 Incentive Plan.
2021 Equity Incentive Plan
In April 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Incentive Plan”), which initially authorized the issuance of up to an aggregate of 18,400,000 shares of Class A common stock in the form of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and any of our future subsidiary corporations’ employees and consultants. In addition, the shares reserved for issuance under the 2021 Incentive Plan include a number of shares of Class A common stock equal to the number of shares of Class B common stock subject to awards granted under the 2016 Incentive Plan up to a maximum of 14,219,800 shares. The number of shares of the Company’s Class A common stock available for issuance under the 2021 Incentive Plan is subject to an annual increase on the first day of each fiscal year beginning on January 1, 2022, equal to the lesser of: (i) 18,400,000 shares; (ii) 5% of the outstanding shares of all classes of the Company’s common stock as of the last day of the immediately preceding year; or (iii) such other amount as the Company’s board of directors may determine. As of June 30, 2022, 22,748,584 shares of Class A common stock were reserved for future issuance under the 2021 Incentive Plan.
Stock Options
The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions set forth in the table below.

Six Months Ended June 30, 2021
Expected term (years)	6.3
Expected stock price volatility	45.0%
Risk-free interest rate	0.8%
Dividend yield	—%
Fair value of common stock	$19.82

KNOWBE4, INC.
The following table summarizes the common stock option activity for the six months ended June 30, 2022:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	9,104,749	$3.18	$1.51	6.9
Granted	—	—	—
Exercised	(963,004)	2.32			18,106
Forfeited or expired	(101,131)	5.17
Outstanding as of June 30, 2022	8,040,614	$3.25	$1.56	6.8	$99,439
Vested and exercisable as of June 30, 2022	5,866,254	$2.74	$1.31	6.5	$75,538
The aggregate intrinsic value of the options exercised represents the difference between the estimated fair value of our common stock on the date of exercise and the exercise price of the options.
Share Repurchases
Prior to the completion of its IPO, the Company repurchased or promised to repurchase shares of common stock from former employees under pre-existing contingent call options triggered upon termination. The repurchase price paid or promised was in excess of the fair value of the common stock on the repurchase date. During April 2021, the Company completed its IPO, establishing a public market for the Company’s shares and no longer repurchases shares under remaining contingent call options.
Restricted Stock Units
The Company recognizes stock compensation expense associated with RSUs over the term of the respective awards. The following table summarizes the RSU activity during the six months ended June 30, 2022:

	Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding as of December 31, 2021	2,433,681	$20.80
Granted	793,784	$19.40
Vested	(354,443)	$17.88
Forfeited or expired	(84,191)	$22.01
Outstanding as of June 30, 2022	2,788,831	$20.73
2021 Employee Stock Purchase Plan
In April 2021, the Company adopted its ESPP, which initially reserved for issuance 3,350,000 shares of Class A common stock. The number of shares reserved under the ESPP will automatically increase on the first day of each fiscal year, starting on January 1, 2022, in an amount equal to the lesser of (i) 3,350,000 shares, (ii) 1% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as the administrator of the ESPP may determine. As of June 30, 2022, 5,092,727 shares of Class A common stock were reserved for future issuance under the ESPP.

KNOWBE4, INC.
The fair value of the ESPP purchase right is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Expected term (years)	0.5	0.5
Expected stock price volatility	71.0% - 81.9%	60.9%
Risk-free interest rate	0.1% - 1.5%	0.4%
Dividend yield	—%	—%
Stock Compensation Expense
The following table summarizes the components of stock compensation expense recognized in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$179	$76	$345	$129
Sales and marketing	1,421	5,662	2,575	6,551
Technology and development	1,328	148	2,581	288
General and administrative	4,053	12,983	7,107	13,560
Total stock compensation expense	$6,981	$18,869	$12,608	$20,528
As of June 30, 2022, the Company had $50.5 million of unrecognized stock compensation associated with stock awards, which is expected to be recognized over a weighted-average period of 2.3 years.

KNOWBE4, INC.
Note 13 – Net Income (Loss) per Share
The computation of net income (loss) per share is as follows (in thousands, except share and per share data):

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B
Net income per share, basic:
Numerator:
Allocation of undistributed income for basic calculation	$1,452	$1,896	$1,976	$2,732
Denominator:
Number of shares used in basic per share computation	76,023,858	99,269,315	73,404,219	101,505,630
Net income per share, basic	$0.02	$0.02	$0.03	$0.03

Net income per share, diluted:
Numerator:
Allocation of undistributed income for basic calculation	$1,452	$1,896	$1,976	$2,732
Reallocation of undistributed income for diluted calculation based on conversion of Class B to Class A shares	1,896	—	2,732	—
Reallocation of undistributed income	—	(72)	—	(110)
Allocation of undistributed income for diluted calculation	$3,348	$1,824	$4,708	$2,622
Denominator:
Number of shares used in basic per share computation	76,023,858	99,269,315	73,404,219	101,505,630
Plus: reallocation of Class B to Class A shares outstanding	99,269,315	—	101,505,630	—
Plus: dilutive common stock options and restricted stock units	6,927,476	—	7,320,059	—
Number of shares used in diluted per share computation	182,220,649	99,269,315	182,229,908	101,505,630
Net income per share, basic and diluted	$0.02	$0.02	$0.03	$0.03

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Net loss per share, basic and diluted:
Numerator:
Allocation of undistributed loss for basic and diluted calculation	$(1,136)	$(15,727)	$(988)	$(13,675)
Denominator:
Number of shares used in basic and diluted per share computation	8,235,097	114,038,847	4,117,549	57,019,424
Net loss per share, basic and diluted	$(0.14)	$(0.14)	$(0.24)	$(0.24)

KNOWBE4, INC.
Potentially dilutive securities that were not included in the June 30, 2021 diluted per share calculations because they would be antidilutive were as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Stock options	12,030,920	12,109,270
Restricted stock units	175,301	175,301
Shares issuable pursuant to the 2021 Employee Stock Purchase Plan	—	—
Total potentially dilutive securities	12,206,221	12,284,571
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
The Company recognized income tax expense of $0.2 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, and of $0.8 million for the six months ended June 30, 2022 and 2021. Tax expense was primarily attributable to taxes generated on operating income expected to be earned in both the U.S. and foreign jurisdictions. As of June 30, 2022, the Company has a full valuation allowance on its U.S. federal and state and certain foreign deferred tax assets.
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
Note 17 – Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

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
Our flagship product, Kevin Mitnick Security Awareness Training (“KMSAT”), focuses on enabling organizations to assess their social engineering risks and providing security awareness training to mitigate these risks. KnowBe4 Compliance Manager (“KCM”), enables organizations to manage compliance and audit cycles and PhishER, our security orchestration and automation product, enables security operations teams to prioritize and automate security workstreams in order to respond to, and remediate, social engineering attacks. Our Compliance Plus product provides our customers with relevant and engaging compliance content on a broad range of topics from data privacy to diversity, equity and inclusion. Additionally, we are currently developing the SecurityCoach product to incorporate technology gained through the SecurityAdvisor acquisition to address human behavior risks in real-time.
We generate substantially all of our revenues from the sale of subscriptions to access our cloud-based platform. Subscription sales are primarily generated by our inside sales representatives and our network of channel partners. Our platform is priced individually by product then based on the subscription tier and number of subscribed users. This pricing model allows us to offer organizations flexibility to meet their individual needs without compromising the overall value of our platform. For KMSAT, Compliance Plus and PhishER, the number of subscribed users typically includes all or a majority of the employees within the customer organization. For KCM, the number of subscribed users typically includes the employees responsible for the administration of governance and compliance functions within the customer organization. KMSAT and KCM each feature premium tiers, which offer customers access to additional features, including many of our APIs and AI functionality. Additionally, the premium tiers of KMSAT offer customers access to more differentiated content options, including highly produced, serialized content, interactive modules, games and compliance modules.
Our platform is designed to be powerful, yet highly scalable, intuitive and easy to deploy, in order to reduce the administrative burden of managing social engineering risk on security and IT professionals. Customers typically deploy our platform quickly across their entire organization to monitor and reduce the cybersecurity risk associated with their employees’ behavior. Because our products are designed to change human behavior within the entire organization, rollout of our products is performed organization-wide at the onset of a contract rather than focused on certain departments or portions of an organization. We utilize our team of customer success managers to ensure successful adoption and use of our products, while our team of dedicated pricing specialists are tasked with negotiating customer renewals, along with upselling and cross-selling. We sell our products to customers of all sizes both directly through our dedicated inside sales teams for enterprise and small and medium businesses (“SMBs”), and indirectly through channel partners and managed service providers (“MSPs”).

We have established a significant market presence, with more than 52,200 customers as of June 30, 2022, across virtually all industries and multiple geographies. No single direct customer represented more than 1% of our revenues for three and six months ended June 30, 2022.
Our business has experienced significant growth with total revenues, net of $80.8 million and $59.4 million for the three months ended June 30, 2022 and 2021, respectively, and $155.8 million and $112.9 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and 2021, we had annual recurring revenue (“ARR”), of $328.3 million and $240.6 million, respectively. For the three months ended June 30, 2022 and 2021, we had net income of $3.3 million and net loss of $16.9 million, respectively, and for the six months ended June 30, 2022 and 2021 we had net income of $4.7 million and net loss of $14.7 million, respectively. See the sections titled “—Key Business Metrics—Annual Recurring Revenue” for additional information regarding ARR.
We have built our business with a focus on cash flow generation. Our net cash provided by operating activities for the six months ended June 30, 2022 and 2021 was $47.4 million and $35.9 million and our free cash flow was $42.5 million and $33.8 million, respectively. See the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—Free Cash Flow” for additional information regarding free cash flow and for a reconciliation of free cash flow to the most directly comparable financial measure calculated in accordance with U.S. generally accepted accounting principles (“GAAP”).
Recent Events
Our business is subject to risks and uncertainties arising from current global macroeconomic and geopolitical conditions, including but not limited to, the Russian invasion of Ukraine, inflationary pressures and actions to counter those pressures, supply chain constraints, labor shortages, and the ongoing impacts of the COVID-19 pandemic. While the ultimate impact of these events on our business is uncertain, we have not experienced significant adverse impacts to our results of operations, including our number of customers, ARR and revenues, or any indications that our results of operations would be adversely impacted in the future. We expect the competitive nature of our pricing model to allow our customers, particularly SMBs, to retain their subscriptions throughout the ongoing macroeconomic challenges. Further, we believe that organizations will continue to prioritize cybersecurity spending, which may result in increases to our number of customers, ARR and revenues as organizations see a greater need for our platform.
Refer to Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for further discussion of the possible impact of the current macroeconomic environment on our business.
Key Business Metrics
We regularly monitor a number of financial and operating metrics, including the following key metrics, in order to measure our current performance and estimate our future performance, as follows:

	June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Number of customers	52,216	41,601	10,615	25.5%
Annual recurring revenue	$328,325	$240,595	$87,730	36.5%
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
Annual Recurring Revenue
We believe that ARR is a key metric to measure our business performance because it is driven by our ability to acquire new customers and to maintain and expand our relationship with existing customers. We define ARR as the annualized value of all contractual subscription agreements as of the end of the period. We perform this calculation on an individual contract basis by dividing the total dollar amount of a contract by the total contract term stated in months and multiplying this amount by twelve to annualize. Calculated ARR for each individual contract is then aggregated to arrive at total ARR. ARR does not have a standardized meaning and therefore may not be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenues, deferred revenue and remaining performance obligations and is not intended to be combined with or to replace any of those items. Specifically, ARR, as calculated under the definition herein, does not adjust for the timing impact of revenue recognition for specific performance obligations identified within a contract. ARR is not a forecast and the active contracts at the date used in calculating ARR may or may not be extended by our customers. We expect ARR in total dollars to continue to grow as we execute on our growth strategies and increase our market penetration, but we do not expect to continue to grow at the same year-over-year rate as we become a larger, more mature business.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Gross profit	$69,853	$50,759	$134,741	$96,966
Add: Stock compensation expense	179	76	345	129
Add: Amortization of acquired technology and intangible assets	960	147	1,605	241
Non-GAAP gross profit	$70,992	$50,982	$136,691	$97,336

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Operating income (loss)	$2,818	$(15,795)	$5,410	$(13,030)
Add: Stock compensation expense	6,981	18,869	12,608	20,528
Add: Amortization of acquired technology and intangible assets	1,121	294	1,926	469
Add: Acquisition and integration related costs	34	1,137	34	2,448
Non-GAAP operating income	$10,954	$4,505	$19,978	$10,415
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net cash provided by operating activities	$22,252	$14,094	$47,393	$35,946
Less: Purchases of property and equipment	(1,590)	(536)	(2,621)	(1,055)
Less: Capitalized internal-use software	(1,522)	(759)	(2,260)	(1,121)
Less: Principal payments on finance leases	(11)	(10)	(21)	(20)
Free cash flow	$19,129	$12,789	$42,491	$33,750
Components of Our Operating Results
Revenues
We derive substantially all of our revenues from subscription services fees paid by customers for access to our cloud-based platform, which includes support services and feature upgrades throughout the duration of the customer’s contract. While contracts with our customers do not provide the customer with the right to take possession of software operating on our global cloud-based platform, certain arrangements allow our customers the ability to download and use our content within their own learning management systems. Our content is only available to customers throughout the duration of their subscription and is accessed through our cloud-based platform. Subscription services fees and access to content for download are considered separate performance obligations. Invoiced amounts are allocated between subscription services fees and access to content and are recorded as deferred revenue and revenues, respectively. Deferred revenue primarily consists of amounts invoiced to customers for our subscription services and is generally recognized ratably over the subscription period while revenues related to content downloads is recognized at contract inception.

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
Because we recognize revenues ratably over the terms of our subscription contracts, a substantial portion of the revenues that we report in each period is attributable to the recognition of deferred revenue relating to agreements that we entered into during previous periods. Consequently, increases or decreases in new sales or renewals in any one period may not be immediately reflected as revenues for that period. Accordingly, the effect of downturns in sales and market acceptance of our platform, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods.
Cost of Revenues and Gross Margin
Cost of revenues consists of costs associated with delivering our platform and providing support to our customers. These costs include employee-related costs such as salaries and bonuses, stock compensation expense and benefits costs associated with our operations and support personnel, costs associated with third-party hosting services, amortization of acquired technology, amortization of capitalized internal-use software and content and allocated overhead. We expect cost of revenues to increase in absolute dollars and as a percentage of revenues, relative to the extent of the growth of our business and reflective of the impacts of wage inflation seen in the market as a whole.
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
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of employee-related costs, including salaries and wages, stock compensation expenses and sales commissions, costs of general marketing programs and promotional activities, travel-related expenses and allocated overhead. Sales commissions earned by our sales force that are considered to be incremental to the cost of acquiring a customer are deferred and amortized over the estimated period of benefit. Marketing programs consist of advertising, events, including our KB4-CON customer conference, which has historically been held during the second quarter of each year, corporate communications, brand building and product marketing activities. We expect our sales and marketing expenses to increase on an absolute dollar basis as we continue to make significant investments in our sales and marketing organization to drive additional revenues, increase market share and expand our global customer base.
Technology and Development
Technology and development costs consist primarily of research and development activities, non-capitalizable costs of developing platform features and content and certain overhead allocations. These costs include employee-related costs, including salaries and wages and stock compensation expenses, consulting services, expenses related to the design, development, testing and enhancements of our subscription services. Technology and development costs are expensed as incurred. We expect that our technology and development expenses may increase as we continue to enhance our platform functionality and develop new content and features and may fluctuate as a percentage of our revenues depending on the timing and nature of development activities. Additionally, our technology and development costs could be impacted by the ongoing trend towards remote work and overall wage inflation.

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
Interest Income
Interest income primarily consists of interest earned on overnight cash deposits and fluctuates with market rates of interest and overall cash balances.
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

Results of Operations
The following table is a summary of our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Revenues, net	$80,762	$59,350	$155,795	$112,900
Cost of revenues(1)	10,909	8,591	21,054	15,934
Gross profit	69,853	50,759	134,741	96,966
Operating expenses:
Sales and marketing(1)	34,684	31,510	65,431	54,581
Technology and development(1)	8,764	6,760	17,673	12,502
General and administrative(1)	23,587	28,284	46,227	42,913
Total operating expenses	67,035	66,554	129,331	109,996
Operating income (loss)	2,818	(15,795)	5,410	(13,030)
Other income (expense):
Interest income	503	7	533	25
Interest expense	(65)	(66)	(151)	(262)
Other income (expense)	264	(416)	(274)	(559)
Income (loss) before income tax expense	3,520	(16,270)	5,518	(13,826)
Income tax expense	(172)	(593)	(810)	(837)
Net income (loss)	$3,348	$(16,863)	$4,708	$(14,663)
________________
(1)Amounts include stock compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cost of revenues	$179	$76	$345	$129
Sales and marketing	1,421	5,662	2,575	6,551
Technology and development	1,328	148	2,581	288
General and administrative	4,053	12,983	7,107	13,560
Total stock compensation expense	$6,981	$18,869	$12,608	$20,528

The following table is a summary of our consolidated statements of operations as a percentage of our total revenues for the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of revenues	13.5%	14.5%	13.5%	14.1%
Gross profit	86.5%	85.5%	86.5%	85.9%
Operating expenses:
Sales and marketing	42.9%	53.1%	42.0%	48.3%
Technology and development	10.9%	11.4%	11.3%	11.1%
General and administrative	29.2%	47.7%	29.7%	38.0%
Total operating expenses	83.0%	112.1%	83.0%	97.4%
Operating income (loss)	3.5%	(26.6)%	3.5%	(11.5)%
Other income (expense):
Interest income	0.6%	—%	0.3%	—%
Interest expense	(0.1)%	(0.1)%	(0.1)%	(0.2)%
Other income (expense)	0.3%	(0.7)%	(0.2)%	(0.5)%
Income (loss) before income tax expense	4.4%	(27.4)%	3.5%	(12.2)%
Income tax expense	(0.2)%	(1.0)%	(0.5)%	(0.7)%
Net income (loss)	4.1%	(28.4)%	3.0%	(13.0)%
Comparison of the Three Months Ended June 30, 2022 and 2021
Revenues

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Revenues, net	$80,762	$59,350	$21,412	36.1%
Revenues increased by $21.4 million, or 36.1%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Due to the nature of our subscription-based business model, the large portion of our revenues in a given period results from the recognition of revenues deferred in prior periods. As such, $20.1 million of the year-over-year increase in revenue is related to the recognition of deferred revenues from the accumulation of contracts entered into during prior periods. The remaining increase is attributable to revenues from new customers combined with revenues from cross-selling additional products into our existing customer base. We attribute our success gaining new customers to our ongoing industry evangelism and overall marketing efforts combined with current events driving awareness of the need for our products. Our customer base grew by 25.5% and the number of customers with active subscriptions to more than one of our products has increased to 26.3% of our total customer base. Additionally, revenues earned in foreign jurisdictions increased by $5.0 million compared to the prior year quarter.
Cost of Revenues and Gross Margin

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Cost of revenues	$10,909	$8,591	$2,318	27.0%
Gross margin	86.5%	85.5%
Cost of revenues increased by $2.3 million, or 27.0%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The overall increase in cost of revenues is in line with our increase in revenues over the same period, while slightly improving our margin position. The total dollar value increase in cost of revenues is primarily driven by $1.5 million of additional personnel costs related to increased headcount to support our customer growth. Other increases relate to amortization expense associated with recently acquired intangible assets and higher platform hosting costs, which are in line with our business growth.
Operating Expenses
Sales and Marketing

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Sales and marketing	$34,684	$31,510	$3,174	10.1%
Sales and marketing expenses increased by $3.2 million, or 10.1%, for the three months ended June 30, 2022, compared to three months ended June 30, 2021. This increase primarily relates to personnel costs of $3.6 million, including salaries and commissions, driven by headcount increases within our sales organization, which is consistent with our overall business growth. An additional $3.8 million of sales and marketing expenses primarily relates to industry events, including our KB4-CON customer conference, and other demand generation activities. These expenses were offset by a decrease in stock compensation expense of $4.2 million when compared to the prior year quarter, which was primarily driven by $5.0 million of stock compensation expense recognized in connection with our initial public offering (“IPO”) completed in April 2021.
Technology and Development

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Technology and development	$8,764	$6,760	$2,004	29.6%
Technology and development expenses increased by $2.0 million, or 29.6%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. This increase is largely due to additional personnel costs of $1.4 million which primarily relate to additional stock compensation expense of $1.2 million as we began granting RSUs after IPO. Other personnel costs for the three months have not materially changed, despite increases to headcount, due to the additional capitalization of labor costs associated with the SecurityCoach product development. The remainder of the increase over the prior year is primarily associated with non-capitalizable costs to produce Inside Man 4, which is part of our serialized content.
General and Administrative

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
General and administrative	$23,587	$28,284	$(4,697)	(16.6)%
General and administrative expenses decreased by $4.7 million, or 16.6%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. This decrease primarily relates to a decrease in stock compensation expense for the three months of $8.9 million, primarily resulting from the $10.0 million of stock compensation expense recognized in connection with our IPO completed in April 2021. This decrease was offset by increases in other personnel costs of $2.4 million, driven by headcount increases of 33.5%, comparatively, across our administrative support functions much of which is to support our international growth and shared service center operations. Additional offsetting increases of $0.5 million relate to incremental costs of subscription services that are correlated to headcount and/or usage and $1.2 million of incremental costs for professional services, including consulting and software implementation costs.

Income Tax Expense

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands)
Income tax expense	$172	$593	$(421)	(71.0)%
Income tax expense decreased by $0.4 million, or 71.0%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to the tax impacts of the acquired technology fair value adjustment made during the current quarter.
Comparison of the Six Months Ended June 30, 2022 and 2021
Revenues

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Revenues, net	$155,795	$112,900	$42,895	38.0%
Revenues increased by $42.9 million, or 38.0%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Due to the nature of our subscription-based business model, the large portion of our revenues in a given period results from the recognition of revenues deferred in prior periods. As such, $38.0 million of the year-over-year increase in revenues is related to the recognition of deferred revenue from the accumulation of contracts entered into during prior periods. The remaining increase is attributable to revenues from new customers combined with revenues from cross-selling additional products into our existing customer base driven by our customer success teams’ efforts to expand our customers’ use of our platform beyond a single product. Our customer base grew by 25.5% and the number of customers with active subscriptions to more than one of our products has increased to 26.3% of our total customer base. Additionally, revenues earned in foreign jurisdictions increased by $10.2 million compared to the prior year period.
Cost of Revenues and Gross Margin

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Cost of revenues	$21,054	$15,934	$5,120	32.1%
Gross margin	86.5%	85.9%
Cost of revenues increased by $5.1 million, or 32.1%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The overall increase in cost of revenues is in line with our increase in revenues over the same period, while slightly improving our margin position. The total dollar value increase in cost of revenues is primarily driven by $3.4 million of additional personnel costs related to increased headcount to support our customer growth. Other increases relate to additional amortization expense associated with recently acquired intangible assets and higher platform hosting costs, which are in line with our business growth.
Operating Expenses
Sales and Marketing

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Sales and marketing	$65,431	$54,581	$10,850	19.9%

Sales and marketing expenses increased by $10.9 million, or 19.9%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. This increase primarily relates to increased personnel costs of $8.6 million, including salaries and commissions, driven by headcount increases within our sales organization, which is consistent with our overall business growth. $4.6 million of the increase in sales and marketing expenses relates to expanded marketing programs, specifically industry events, including our KB4-CON customer conference, corporate communications, brand building and product marketing activities. Additional corporate allocations, which are in line with sales and marketing headcount growth, contributed $1.2 million to the overall increase. These increases were offset by a decrease in stock compensation expense of $4.0 million primarily resulting from the $5.0 million of stock compensation expense recognized in connection with our IPO completed in April 2021.
Technology and Development

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Technology and development	$17,673	$12,502	$5,171	41.4%
Technology and development expenses increased by $5.2 million, or 41.4%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. This increase is due to personnel costs of $4.0 million including additional stock compensation expense of $2.3 million and other headcount driven increases in salaries. Increases to headcount-related costs for the period were offset by additional capitalization of labor costs associated with the SecurityCoach product development. The remainder of the increase relates to costs of subscription services and corporate allocations which fluctuate with growth of the business.
General and Administrative

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
General and administrative	$46,227	$42,913	$3,314	7.7%
General and administrative expenses increased by $3.3 million, or 7.7%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. This increase primarily relates to additional personnel costs of $7.1 million, driven by headcount increases of 33.5%, comparatively, across our administrative support functions, a portion of which support anticipated growth of our international locations and shared service center. Additional general and administrative expenses of $1.2 million relate to incremental costs of subscription services that are also correlated to headcount and/or usage and $1.6 million of incremental costs for professional services, including consulting and software implementation costs. These increases were offset by a decrease in stock compensation expense for the six months of $6.5 million, driven by the $10.0 million of additional stock compensation expense recognized in conjunction with our IPO completed in April 2021.
Liquidity and Capital Resources
At June 30, 2022, our principal sources of liquidity were cash and cash equivalents totaling $315.5 million and accounts receivable of $62.5 million. Our cash and cash equivalents are comprised of time deposits with financial institutions. To date, we have financed our operations primarily through payments received from customers using our platform supplemented by proceeds from sales of our equity securities. Our positive cash flows from operations enable us to make continued investments in the growth of our business. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from customer prepayments, which are included on our consolidated balance sheets as deferred revenue. Deferred revenue consists of invoiced fees for our subscription services, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenues in accordance with our revenue recognition policy. As of June 30, 2022, we had deferred revenue of $311.5 million, of which $215.6 million was recorded as a current liability and is expected to be recorded as revenues in the next 12 months, provided all other revenue recognition criteria are met.
Our remaining performance obligation represents contracted revenues that has not yet been recognized and includes deferred revenue, which has been invoiced and is recorded on the consolidated balance sheets, and unbilled amounts that are not yet recorded on the balance sheets, that will be recognized as revenues in future periods. As of June 30, 2022, our remaining performance obligation was $377.9 million.
On March 12, 2021, we entered into a three-year $100.0 million revolving credit facility with Bank of America, N.A. (the “Revolving Credit Facility”). Interest on any borrowings under the Revolving Credit Facility bear interest, at our option, at (i) a base rate equal to the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such date as publicly announced from time to time by Bank of America as its “prime rate”, or (c) the eurodollar rate plus 1.0%, provided that such rate will not be less than 0.5%. We are obligated to pay other customary fees for a credit facility of this size and type, including letter of credit fees, an upfront fee, and an unused commitment fee. The terms of our Revolving Credit Facility include a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate with other companies or sell substantially all of our assets, pay dividends, make redemptions and repurchases of stock, make investments, loans and acquisitions, or engage in transactions with affiliates. We expect to use the revolving credit facility for general corporate purposes, including potential future acquisitions and expansions. As of June 30, 2022, we were in compliance with all covenants and there were no amounts outstanding under this facility.
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
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities.

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$47,393	$35,946
Net cash used in investing activities	$(7,216)	$(13,499)
Net cash provided by financing activities	$3,148	$148,562
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

Net cash provided by operating activities during the six months ended June 30, 2022 was $47.4 million, which consisted of net income of $4.7 million, adjusted for non-cash charges of $27.2 million and net cash inflows of $15.5 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of $12.6 million of stock compensation expense, $10.7 million of amortization of deferred commissions and $7.7 million of depreciation and amortization of our capital assets. Cash inflows from changes in operating assets and liabilities primarily relate to a $45.8 million increase in the total deferred revenue balance resulting from the sale of additional subscription services under our standard advanced invoicing practices. These inflows were offset by cash outflows from changes in operating assets and liabilities related to a $6.0 million increase in the total deferred commissions balance as we increase sales to new customers and renew our existing contracts, an $8.4 million increase in accounts receivable due to a substantial increase in sales close to the end of quarter and a $7.1 million increase in the prepaid and other assets balance primarily due to advanced payroll funding, renewed insurance policies for directors and officers and future in-person marketing events..
Net cash provided by operating activities during the six months ended June 30, 2021 was $35.9 million, which consisted of a net loss of $14.7 million, adjusted for non-cash charges of $33.6 million and net cash inflows of $17.0 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of $8.7 million of amortization of deferred commissions, $6.6 million of depreciation and amortization of our capital assets and $20.5 million of stock compensation expense, which was primarily incurred in conjunction with our IPO. Cash outflows from changes in operating assets and liabilities primarily resulted from a $5.6 million increase in the total deferred commissions balance, a $4.1 million increase in the total accounts receivable balance and a $7.0 million increase in prepaid and other assets. The increases in deferred commissions balance is due to the addition of new customers and renewal of existing contracts during the period while the increase in accounts receivable is due to the timing of billings and collections combined with growth in sales. The increase in prepaid and other assets is due to $3.0 million of advanced payroll funding and $3.4 million of additional prepaid insurance policies for directors and officers. Cash inflows from changes in operating assets and liabilities primarily relate to a $36.3 million increase in the total deferred revenue balance resulting from the sale of additional subscription services under our standard advanced invoicing practices and a $13.0 million increase in the accounts payable balance due primarily to the timing of payroll payments combined with overall growth in the business.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2022 related to the purchase of property and equipment for $2.6 million as we continue update our office space requirements and $2.3 million for the development of internal-use software as we develop new products and features, including our recently announced SecurityCoach product. We also purchased $2.4 million of investments during the period.
Net cash used in investing activities during the six months ended June 30, 2021 primarily related to the $11.3 million of net cash paid for the acquisition of MediaPro Holdings, LLC, completed March 1, 2021, combined with $1.1 million and $1.1 million of capital expenditures for internal-use software and the purchase of property and equipment, respectively.
Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2022 primarily related to $2.9 million of proceeds from the issuance of common stock under the employee stock purchase plan and $2.2 million of proceeds from the exercise of stock options, partially offset by $2.0 million of taxes paid for the net share settlement of equity awards the vested during the period.
Net cash provided by financing activities during the six months ended June 30, 2021 primarily related to $156.0 million of net proceeds received from the issuance of common stock in connection with the IPO. These proceeds were offset by $6.8 million paid for taxes related to the net settlement of restricted stock units and $1.2 million paid to repurchase shares of our common stock, prior to the IPO.
Commitments and Contractual Obligations

There were no material changes to our commitments and contractual obligations during the six months ended June 30, 2022. Refer to Note 15 “Commitments and Contingencies” to the consolidated financial statements contained within this Quarterly Report on Form 10-Q for further details.
Indemnification Agreements
Our subscription agreements generally contain standard indemnification obligations. Pursuant to these agreements, we will indemnify, defend and hold the other party harmless with respect to a claim, suit, or proceeding brought against the other party by a third party alleging that our intellectual property infringes upon the intellectual property of the third party, or results from a breach of our representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. Typically, these indemnification provisions do not provide for a maximum potential amount of future payments we could be required to make. However, in the past we have not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on our consolidated balance sheets as of June 30, 2022 or December 31, 2021.
We also indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited. However, our director and officer insurance policy limits our exposure and enables us to recover a portion of any future amounts paid. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on our consolidated balances sheet as of June 30, 2022 or December 31, 2021.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements and notes to our financial statements, which were prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these estimates.
Our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies” of our consolidated financial statements. Our critical accounting policies and our more significant judgments and estimates used in the preparation of our consolidated financial statements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 10, 2022, and there have been no significant changes to these policies during the six months ended June 30, 2022.
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
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in money market funds, including overnight investments. As of June 30, 2022, we had cash and cash equivalents of $315.5 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, the fiduciary control of cash and investments and, to a lesser extent, funding innovation within the cybersecurity industry. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. However, due to the short-term nature of the majority of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
Foreign Currency Risk
The vast majority of our sales contracts are denominated in U.S. dollars, with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Euro, Brazilian Real and South African Rand. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. We believe a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are currently a party to, and may in the future be involved in, various litigation matters, legal claims, and government investigations. See Note 15 “Commitments and Contingencies” to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
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
Risks Related to Our Business and Industry
•Our limited operating history including a history of losses;
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
•The delayed reflection of new sales in our results due to recognizing revenues over the term of our customer contracts;
•We must maintain an effective system of internal controls over our financial reporting in order to produce timely and accurate financial statements and comply with applicable regulations;
•The requirements of being a public company may strain our resources and divert management’s attention;

•The application of changes in complex accounting rules;
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
Risks Related to Our Business and Our Industry
We have a limited operating history, which makes it difficult to forecast our revenues and evaluate our business and future prospects.
We have been in existence since 2010 and much of our growth has occurred in recent periods. As a result of our limited operating history, our ability to forecast our future results of operations and model future growth is limited and subject to a number of uncertainties. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenues that we do not receive as a result of these risks and uncertainties, and our results of operations in future reporting periods may be below the expectations of investors. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of investors, causing our business to suffer and our stock price to decline.

We have generated significant net losses in the past, and we intend to continue to invest substantially in our business. As a result, we may not be able to achieve or sustain profitability in the future.
While we generated net income of $3.3 million and $4.7 million for the three and six months ended June 30, 2022, respectively, we experienced net losses of $11.8 million and $2.4 million for the years ended December 31, 2021 and 2020, respectively, and as of June 30, 2022, we had an accumulated deficit of $168.4 million. Because the market for our platform and products has not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years, as we continue to hire additional personnel, particularly in sales and marketing, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform and products. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting and other expenses as a newly public company. If we fail to increase our revenues to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
We have experienced rapid growth in recent periods, and if we do not manage our future growth, our business and results of operations will be adversely affected.
We have experienced rapid growth in recent periods and we expect to continue to invest broadly across our organization to support our growth. Although we have experienced rapid growth historically, we may not sustain our current growth rates nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and will require the continuous dedication of our management team. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by rapidly growing companies in evolving industries, including market acceptance of our platform and products, adding new customers, intense competition and our ability to manage our costs and operating expenses. Our future success will depend in part on our ability to manage our growth effectively, and if we fail to do so, our ability to ensure uninterrupted operation of our platform and products, comply with the rules and regulations applicable to our business and adequately address competitive challenges could be impaired. Any of the foregoing could adversely affect our business, financial condition and results of operations.
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
Since our customers tend to adopt our platform across their entire organization, to increase our revenues and achieve and maintain profitability, we must expand our customer base by attracting new customers and retaining our existing customers. To attract new customers, we must drive a broader awareness of the pervasive risks of social engineering. We will continue to invest in our inside sales force complemented by a channel strategy designed to increase brand awareness and to enable us to reach new territories and acquire new customers. Numerous factors, however, may impede our ability to acquire new customers, including our failure to recruit talented sales and marketing personnel and to retain and motivate our current sales and marketing personnel, to develop or expand relationships with effective channel partners and MSPs, to successfully deploy products for new customers, to provide quality customer support once deployed and to execute on our marketing strategies.
Further, our customers have no obligation to renew their subscriptions for our platform and products after the expiration of their contractual period, which is typically one to three years, and, in the normal course of business, some customers have elected not to renew. In addition, our customers may renew for fewer products, renew for shorter contract lengths or switch to a lower-cost subscription. If our customers do not renew their subscriptions, we could incur impairment losses related to our deferred contract acquisition costs. It is difficult to accurately predict long-term customer retention because of our varied customer base and length of our subscription contracts. Our customer retention and expansion may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our products, our customer support, our prices and pricing plans, our customers’ spending levels, mergers and acquisitions involving our customers, competition and deteriorating general economic conditions.
Failure to effectively develop and expand our sales and marketing capabilities or maintain successful relationships with our channel partners could harm our ability to increase our customer base and achieve broader market acceptance of our products.
Our ability to increase our customer base and achieve broader market acceptance of our platform and products will depend to a significant extent on our ability to expand our sales and marketing operations and to maintain successful relationships with our channel partners. We plan to continue expanding our direct inside sales force and engaging additional channel partners, both domestically and internationally. This expansion will require us to invest significant financial and other resources and our business will be harmed if our efforts do not generate a corresponding increase in revenues. We may not achieve anticipated revenues growth from expanding our direct sales force if we are unable to hire and develop talented direct inside sales personnel, if our new direct inside sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if we are unable to retain our existing direct inside sales personnel.
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
We derived 17.4% and 15.2% of our total revenues from international customers for the three months ended June 30, 2022, and 2021, respectively, and 17.1% and 14.6% for the six months ended June 30, 2022 and 2021, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into various international jurisdictions, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including but not limited to:
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
Increasingly, companies are subject to a wide variety of attacks on their networks and systems on an ongoing basis. These attacks include, but are not limited to, hacking, the use of phishing and other forms of social engineering, attempts to introduce malicious code (such as viruses, ransomware or other malware) into the systems and networks used in our business, employee or contractor error or intentional acts, including theft or misuse, denial of service or other brute force attacks, and sophisticated attacks perpetrated by nation-state and nation-state supported actors. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks, in particular, as the frequency and sophistication of cyberattacks increases. For example, cybersecurity researchers have observed increased cyberattack activity, and warned of heightened risks of cybersecurity attacks, in connection with Russia’s actions in Ukraine. The security measures we have integrated into our internal networks and systems, and into our platform and products may not function as expected or may not be sufficient to protect our internal networks, platform and products against certain attacks. In addition, techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or implement adequate measures to prevent an electronic intrusion into our networks or systems, unauthorized access to, loss or unavailability of, or unauthorized alteration, use or disclosure of data or other security breaches or incidents. This could lead to claims, litigation, governmental audits and investigations and potential liability, damage our relationships with our existing customers and have a negative impact on our ability to attract and retain new customers. We also may face difficulties or delays in identifying, remediating and responding to attacks and actual or perceived security breaches and incidents. Further, with many of our employees and other personnel working remotely, the security risks we and our service providers face are heightened.
As a well-known provider of products in the security awareness market, we may be a particularly attractive target for these or other forms of attacks which may undermine confidence in our platform or products and result in damage to our reputation, negative publicity, loss of channel partners, customer and sales, increased costs to remedy any problem and costly litigation. In addition, a security breach or incident impacting one of our key channel partners or independent software vendors could result in the exfiltration of confidential corporate information or other data that may provide additional avenues of attack.
Our customers’ storage and use of data concerning, among others, their employees, contractors, customers and partners is essential to their use of our platform and products, which store, transmit and process customers’ proprietary information and personal information. If a security breach or incident compromising the security of customer data were to occur or to be perceived to occur and the confidentiality, integrity or availability of our customers’ data was disrupted or believed to have been disrupted, we could face claims by and incur significant liability to our customers and to individuals or businesses whose information was being stored by our customers. In addition, a network, systems or other security breach or incident, whether or not impacting or being perceived to impact the confidentiality, integrity or availability of our customers’ data, could result in the loss of customers and make it more challenging to acquire new customers. Additionally, if a high profile security breach or incident occurs with respect to another SaaS provider, our customers and potential customers may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain existing customers or attract new ones, potentially causing a negative impact on our business. Any of these negative outcomes could adversely impact market acceptance of our products and could harm our business, financial condition and results of operations.
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
We recognize revenues from subscriptions over the term of our customer contracts, and as such, our reported revenues and related metrics may differ significantly in a given period, and our revenues in any period may not be indicative of our financial health and future performance.
A substantial majority of our revenues are recognized over the term of our customer contracts. As a result, much of the revenues we report each quarter a derived from contracts that we entered into with customers in prior periods.

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
•errors in forecasting the demand for our products, which could lead to lower revenues, increased costs or both;
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
Any one or more of the factors above may result in significant fluctuations in our results of operations. As we continue to focus on sales to larger organizations, we expect our sales cycles to lengthen and become less predictable. You should not rely on our past results as an indicator of our future performance. The variability and unpredictability of our quarterly results of operations or other operating metrics could result in our failure to meet our expectations or those of analysts that cover us or investors with respect to revenues or other metrics for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our Class A common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.
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
We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, and we are therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. As a public company, we are required to comply with certain rules, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second Annual Report on Form 10-K. Additionally, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), which will occur on December 31, 2022. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A common stock.
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
A failure by us to comply with the covenants or payment requirements specified in our credit agreement could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. If debt under our Revolving Credit Facility were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. As of June 30, 2022, there were no amounts outstanding under the Revolving Credit Facility.
If we fail to enhance our brand cost-effectively, our ability to expand our customer base will be impaired and our business, financial condition and results of operations may suffer.
We believe that developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our existing and future products and is an important element in attracting new customers. Furthermore, we believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful products at competitive prices. In the past, our efforts to build our brand have involved significant expenses. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business, financial condition and results of operations could suffer.
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
A key tenet of our security awareness platform and products is the ability for our customers to perform simulated social engineering attacks on their users as part of our comprehensive training program. These social engineering attacks, typically in the form of simulated phishing emails, often use actual third-party names, logos, marks and other content in order to enhance the effectiveness of the simulation. Although we do not believe that the use of such names, logos, marks and other content for our customers’ internal training purposes infringes upon the trademark rights or other intellectual property rights of others, some third parties have objected to such use in our training program. These third parties have sent requests or demands to remove their names, logos, marks and other content from our platform and products, and some have initiated arbitration proceedings, alleging that such use causes consumer confusion resulting in harm to their goodwill or reputation, infringes upon their trademark rights and copyrights, constitutes bad faith, or otherwise creates actionable claims under the laws of certain jurisdictions.
From time to time, we also register domain names containing typos, third-party names or marks, or variations thereof, to be used in connection with our simulated phishing emails. We register these domain names to serve a limited and specific purpose, and similar to the above-referenced simulated phishing emails, we do not believe that the limited manner and purpose in which any such third-party names, marks and other content are used in the registered domain names infringes upon their trademark rights or intellectual property rights. Some third parties have, however, sent a privacy service request or initiated a proceeding to cease use of and/or transfer the domain containing their name, mark or variations thereof, including intentional typos. We take a case-by-case approach when resolving these matters with the third parties. There is no assurance that legal actions will not result in the future from objecting third parties.
Additionally, as our presence in the market expands, we may experience such requests or demands with increasing frequency. Any legal action, regardless of their merit, may require us to expend significant financial resources and attention of management and other personnel, result in injunctions against us that prevent us from using third-party names, logos, marks and other content on our platform and products, require us to pay monetary fees to third parties and/or require transfer of the domain name registrations.
Furthermore, because any legal action would likely involve novel questions of law regarding simulated phishing activities for which there is very little or no precedent to date, and, because the outcomes of any such actions may depend on questions of laws that may vary from jurisdiction to jurisdiction, both inside the United States and internationally, the outcomes of any such legal actions are uncertain and may ultimately vary widely based on where the actions are brought. Any such outcomes may adversely impact our relationship with our customers, including prompting them to discontinue their business relationship with us. From time to time, third parties have asserted, or may assert, claims of infringement, misappropriation or other violations of intellectual property rights against us or our customers, with whom our agreements may obligate us to indemnify against these claims. Successful claims of infringement by a third party may prevent us from offering certain products or features, or require us to develop alternate non-infringing technology, which may require significant time, during which we may be unable to continue offering the affected products or solutions, required to obtain a license that may not be available on reasonable terms, or at all or forced to pay substantial damages, royalties, or other fees. The occurrence of any of these results may materially adversely affect our business, financial condition and results of operations.
If we fail to adequately protect our proprietary rights, our competitive position could be impaired and we may lose valuable assets, generate reduced revenues and incur costly litigation to protect our rights.
Our success is dependent, in part, upon protecting our proprietary information and technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite the precautions we have implemented, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our products may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States or the mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate. To the extent we expand our international activities, our exposure to the unauthorized use of our products and proprietary information may increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, or misappropriating, our technology and intellectual property.

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
To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation may be costly, time consuming and distracting to management and may result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of management’s attention and resources, may delay further sales, introductions of new products or implementation of existing products, may impair the functionality of our products or may result in our substituting inferior or more costly technologies into our products that may injure our reputation. In addition, we may be required to license additional technology from third parties to develop and market new products, and we cannot assure customers we will be able to license that technology on commercially reasonable terms, or at all. Our inability to license this technology may harm our ability to compete.
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
We license software and other technology from third parties that incorporate into, or integrate with, our platform and products. We cannot be certain that our licensors are not infringing on the intellectual property rights of third parties or that our licensors have sufficient rights to the licensed intellectual property in all jurisdictions in which we may offer our platform and products. In addition, many licenses are non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Some of our agreements with our licensors may be terminated for convenience by them, or otherwise provide for a limited term. If we are unable to continue to license any of this technology for any reason, our ability to develop and offer our platform and products containing such technology may be negatively impacted. Similarly, if we are unable to license necessary technology from third parties now or in the future, we may be forced to acquire or develop an alternative technology, which we may be unable to do in a commercially feasible manner, or at all, and we may be required to use alternative technology of lower quality or performance standards. This may limit or delay our ability to offer new or competitive products and increase our costs of production. As a result, our business and results of operations may be significantly harmed. Additionally, as part of our longer-term strategy, we may open our platform and products to third-party developers and applications to further extend their functionality. We cannot be certain that such efforts to grow our business will be successful.
Risks Related to Our Platform and Products
If we are not able to develop or acquire new products and/or provide successful updates, enhancements and features to our technology, our business, financial condition and results of operations could be adversely affected.
Our industry is marked by rapid technological developments and demand for new and enhanced products and features to address the evolving risks associated with social engineering. In particular, cybersecurity threats are becoming increasingly sophisticated and responsive to the new security measures designed to thwart them. If we fail to update our products, through internal development or acquisition, to address such threats, our business and reputation will suffer. Our ability to increase revenues depends in large part on our ability to develop compelling new products to sell to new customers and to cross-sell and upsell to our existing customer base. To do so, we must continue to invest in our technology and platform in order to create new adjacencies and use cases. The success of any new product developments, enhancements, or features that we introduce depends on several factors, including the timely completion, introduction and market acceptance of such enhancements, features or products and integration with our existing platform and products.
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
We host our platform using data centers provided by Amazon Web Services (“AWS”), a provider of cloud infrastructure services, and, therefore, we are vulnerable to service interruptions at AWS, which could impact the ability of our customers to access our platform. All of our products reside on hardware in these locations. Our operations depend on protecting the virtual cloud infrastructure hosted at AWS by maintaining its configuration, architecture and interconnection specifications, as well as the information stored in these virtual data centers, which third-party internet service providers transmit. Although we have disaster recovery plans that utilize multiple AWS locations, any incident affecting their infrastructure that may be caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, hacking and other security attacks, natural disasters, war, criminal acts, military actions, terrorist attacks and other similar events beyond our control could negatively affect the security or availability of our platform and products. A prolonged AWS service disruption affecting our platform and products for any reason could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the AWS services we use.

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
Laws and regulations governing data privacy and protection, information security, the use of the Internet as a commercial medium, the use of data in artificial intelligence and machine learning and data sovereignty requirements are rapidly evolving, extensive, complex and include inconsistencies and uncertainties. Examples of recent and anticipated developments that have or could impact our business include the following:
•The General Data Protection Regulation (“GDPR”), took effect in May 2018 and established several requirements applicable to the handling of personal data of individuals in the European Economic Area (“EEA”). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including imposing accountability obligations requiring data controllers and processors to maintain a record of their data processing and implement policies and procedures as part of its mandated privacy governance framework. It also requires data controllers to be transparent and disclose to data subjects how their personal data will be used, establishes rights for individuals with respect to their personal data, including rights of access and deletion in certain circumstances, imposes limitations on retention of personal data, establishes data breach notification requirements and sets standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities.
•The GDPR and substantially equivalent legislation in the United Kingdom (“UK”), also imposes strict rules applied to the transfer of personal data out of the EEA, Switzerland and the UK to third countries deemed to lack adequate privacy protections (including the United States), unless an appropriate safeguard is implemented, such as the Standard Contractual Clauses (“SCCs”), approved by the European Commission, or a derogation applies. The Court of Justice of the European Union (“CJEU”), deemed the SCCs valid in July 2020. However, the CJEU ruled that transfers made pursuant to the SCCs and other alternative transfer mechanisms must be analyzed on a case-by-case basis to ensure European Union (“EU”) standards of data protection are met in the jurisdiction where the data importer is based, and concerns remain about the potential for the SCCs and other mechanisms to face additional challenges. European regulators have issued guidance following the CJEU ruling that imposes significant new requirements on transferring data outside the EEA and Switzerland, including under an approved transfer mechanism. On June 4, 2021, the European Commission issued new SCCs that account for the CJEU’s decision and other developments, which need to be put in place for new contracts involving the transfer of personal data from the EEA and Switzerland to a third country as of September 27, 2021. The UK also has adopted new standard contractual clauses to support personal data transfers out of the UK, which are required to be used in new arrangements as of September 22, 2022. Complying with these obligations and applicable guidance could be expensive and time consuming, may require us to modify our data handling policies and procedures and undertake additional measures, including new contractual negotiations, and may ultimately prevent or restrict us from transferring personal data outside the EEA and the UK, which could cause significant business disruption.
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

•In November 2020, California voters also approved a new privacy law, the California Privacy Rights Act (“CPRA”). Effective January 1, 2023, the CPRA imposes additional obligations on covered companies and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will have authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are significant. They increase our potential exposure to regulatory enforcement and/or litigation and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply. Other U.S. states are considering, and in certain cases have adopted, similar laws, and the U.S. federal government also is contemplating privacy legislation. Recently proposed and enacted state privacy legislation beyond the CCPA and CPRA may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
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
In connection with our March 1, 2021 acquisition of MediaPro Holdings, LLC (“MediaPro”), we identified potential violations related to limited dealings by MediaPro in 2016 with Sudatel, a Sudanese telecommunications and internet service provider. As a condition of closing, MediaPro filed voluntary self-disclosures with the OFAC and the Office of Antiboycott Compliance (“OAC”). OFAC issued us a cautionary letter but did not pursue any penalties or take enforcement action. As of the date of this Quarterly Report on Form 10-Q, the OAC case is pending. Although we have technical controls, policies and procedures in place designed to ensure our compliance, there is no guarantee that we will not inadvertently provide our products and services, including our publicly available online free tools, to persons targeted by U.S. sanctions, despite our reasonable efforts to prevent it.
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
Our business is subject to laws, rules, and regulations promulgated by various federal, state, local and foreign governmental agencies, including, but not limited to, agencies responsible for monitoring and enforcing privacy, data protection and information security laws and regulations, employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import and export controls, economic sanctions, federal securities laws and tax laws and regulations. Our business may also be subject, indirectly, to changes in laws, rules and regulations that may affect our service providers’ businesses, as well, negatively impacting our ability to continue offering any of our affected products or solutions. In certain jurisdictions, such laws, rules and regulations may be more stringent than they are in the United States. Actual or alleged noncompliance by us, our employees, representatives, contractors, channel partners, agents, intermediaries or other third parties with applicable laws, regulations and requirements could subject us to:
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
As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and results of operations. Furthermore, one or more jurisdictions in which we do not believe we are currently subject to tax payment, withholding or filing requirements could assert that we are subject to such requirements. Any of these claims or assertions could have a material impact on our financial condition and results of operations.
Risks Related to Ownership of Our Class A Common Stock
The dual-class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, which will limit your ability to influence the outcome of important transactions, including a change in control.
Our Class B common stock has ten votes per share, and our Class A common stock, has one vote per share. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, as of June 30, 2022, the holders of our Class B common stock collectively held approximately 93.3% of the combined voting power of our outstanding capital and will therefore, if acting together, be able to control all matters submitted to our stockholders for approval until the earlier of the fifth anniversary of the filing and effectiveness of our amended and restated certificate of incorporation or the affirmative vote of the holders of 66-2/3% of the voting power of our outstanding Class B common stock. This concentrated control will limit or preclude a potential investor’s ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile. We expect to lose our “emerging growth company” status as of December 31, 2022.
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
Risks Related to Macroeconomic Conditions
Adverse economic conditions and reduced IT security spending may adversely impact our revenues and profitability.
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
The ongoing COVID-19 pandemic and efforts to mitigate its impact have caused social and economic disruption and financial market volatility. The ultimate economic impacts of the COVID-19 pandemic, including supply chain constraints, labor shortages, and inflation, as well as the effects of government efforts to mitigate such impacts, have caused and may continue to cause volatility in financial and other capital markets, which may adversely affect our stock price and our ability to access capital markets in the future.
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
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

KnowBe4, Inc.

Date: August 4, 2022	By:	/s/ Sjoerd Sjouwerman
Sjoerd Sjouwerman
Chief Executive Officer & Director (Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Bob Reich
Bob Reich
Chief Financial Officer (Principal Financial and Accounting Officer)