Form 10-Q
period 2022-09-30
KnowBe4, Inc.
filed 2022-11-14
CIK 1664998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes ☐      No ☒
At November 4, 2022, there were 85,993,560 shares of the registrant’s Class A Common Stock outstanding and 90,448,981 shares of the registrant’s Class B Common Stock outstanding.

KNOWBE4, INC.
Quarterly Report on Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include statements about:
•    our pending merger with affiliates of Vista Equity Partners, including our expectations around the timing and completion thereof;
•our future financial performance, including our revenues, cost of revenues, gross profit or gross margin and operating expenses and free cash flow;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Information
KNOWBE4, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$343,936	$273,723
Accounts receivable, net	63,952	54,071
Current portion of deferred commissions	19,797	17,842
Prepaid and other current assets	15,640	10,580
Total current assets	443,325	356,216

Deferred commissions, net of current portion	39,467	33,869
Capitalized software and content, net	30,551	27,074
Property and equipment, net	10,147	9,120
Operating lease right of use assets, net	14,003	12,998
Intangible assets, net	7,969	7,992
Goodwill	87,704	89,329
Other assets	3,879	1,080
Total assets	$637,045	$537,678

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$41,827	$37,642
Current portion of deferred revenue	227,662	184,496
Current portion of operating lease liabilities	3,560	2,938
Total current liabilities	273,049	225,076

Non-current liabilities:
Deferred revenue, net of current portion	101,947	81,278
Operating lease liabilities, net of current portion	10,959	10,484
Other non-current liabilities	3,905	3,573
Total liabilities	389,860	320,411

Stockholders’ equity
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, and 0 issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, Class A, $0.00001 par value, 1,000,000,000 shares authorized; and 85,601,803 and 66,335,930 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1	1
Common stock, Class B, $0.00001 par value, 500,000,000 shares authorized; and 90,452,534 and 107,936,779 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1	2
Additional paid-in capital	413,206	391,803
Accumulated deficit	(161,925)	(173,148)
Accumulated other comprehensive loss	(4,098)	(1,391)
Total stockholders’ equity	247,185	217,267

Total liabilities and stockholders’ equity	$637,045	$537,678
The accompanying notes are an integral part of these consolidated financial statements.

KNOWBE4, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues, net	$85,836	$64,091	$241,631	$176,991
Cost of revenues	11,437	9,609	32,491	25,543
Gross profit	74,399	54,482	209,140	151,448
Operating expenses:
Sales and marketing	34,603	27,731	100,034	82,312
Technology and development	9,716	7,579	27,389	20,081
General and administrative	25,537	19,852	71,764	62,765
Total operating expenses	69,856	55,162	199,187	165,158
Operating income (loss)	4,543	(680)	9,953	(13,710)
Other income (expense):
Interest income	1,570	16	2,103	41
Interest expense	(65)	(67)	(216)	(329)
Other income (expense)	519	114	245	(445)
Income (loss) before income tax expense	6,567	(617)	12,085	(14,443)
Income tax expense	(52)	(963)	(862)	(1,800)
Net income (loss)	$6,515	$(1,580)	$11,223	$(16,243)

Net income (loss) per share, basic	$0.04	$(0.01)	$0.06	$(0.17)
Net income (loss) per share, diluted	$0.04	$(0.01)	$0.06	$(0.17)

Weighted-average shares used in calculating basic net income (loss) per share	175,864,081	170,359,220	175,231,892	98,076,290
Weighted-average shares used in calculating diluted net income (loss) per share	182,332,431	170,359,220	182,254,395	98,076,290

The accompanying notes are an integral part of these consolidated financial statements.

KNOWBE4, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$6,515	$(1,580)	$11,223	$(16,243)
Other comprehensive loss:
Net change in foreign currency translation adjustments	(1,436)	(790)	(2,707)	(705)
Other comprehensive loss:	(1,436)	(790)	(2,707)	(705)
Total comprehensive income (loss)	$5,079	$(2,370)	$8,516	$(16,948)

The accompanying notes are an integral part of these consolidated financial statements.

KNOWBE4, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except shares)
(unaudited)

For the three months ended September 30, 2022:

	Common Stock, Class A		Common Stock, Class B		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, June 30, 2022	78,178,186	$1	97,492,186	$1	$407,620	$(2,662)	$(168,440)	$236,520
Issuance of common stock for exercise of stock options	—	—	340,526	—	1,013	—	—	1,013
Issuance of common stock upon settlement of restricted stock units	77,113	—	—	—	—	—	—	—
Conversion of Common stock, Class B to Common stock, Class A	7,380,178	—	(7,380,178)	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	(33,674)	—	—	—	(697)	—	—	(697)
Stock compensation expense	—	—	—	—	5,270	—	—	5,270
Other comprehensive loss	—	—	—	—	—	(1,436)	—	(1,436)
Net income	—	—	—	—	—	—	6,515	6,515
Balance, September 30, 2022	85,601,803	$1	90,452,534	$1	$413,206	$(4,098)	$(161,925)	$247,185

KNOWBE4, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except shares)
(unaudited)
For the three months ended September 30, 2021:

	Common Stock, Class A		Common Stock, Class B		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, June 30, 2021	11,709,402	$—	157,697,645	$2	$351,124	$(254)	$(175,966)	$174,906
Issuance of common stock for exercise of stock options	—	—	2,309,071	—	2,483	—		2,483
Issuance of common stock upon settlement of restricted stock units	4,482	—	—	—	—	—		—
Conversion of Common stock, Class B to Common stock, Class A	20,370,291	—	(20,370,291)	—	—	—		—
Taxes paid related to net share settlement of equity awards	—	—	(362,741)	—	(5,110)	—		(5,110)
Stock compensation expense	—	—	—	—	2,196	—		2,196
Other comprehensive loss	—	—	—	—	—	(790)		(790)
Net loss	—	—	—	—	—	—	(1,580)	(1,580)
Balance, September 30, 2021	32,084,175	$—	139,273,684	$2	$350,693	$(1,044)	$(177,546)	$172,105

KNOWBE4, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except shares)
(unaudited)
For the nine months ended September 30, 2022:

	Common Stock, Class A		Common Stock, Class B		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	66,335,930	$1	107,936,779	$2	$391,803	$(1,391)	$(173,148)	$217,267
Issuance of common stock for exercise of stock options	—	—	1,303,530	—	3,235	—	—	3,235
Issuance of common stock under the employee stock purchase plan	193,595	—	—	—	2,932	—	—	2,932
Issuance of common stock upon settlement of restricted stock units	431,556	—	—	—	—	—	—	—
Conversion of Common stock, Class B to Common stock, Class A	18,787,775	—	(18,787,775)	(1)	—	—	—	(1)
Taxes paid related to net share settlement of equity awards	(147,053)	—	—	—	(2,682)	—	—	(2,682)
Stock compensation expense	—	—	—	—	17,918	—	—	17,918
Other comprehensive loss	—	—	—	—	—	(2,707)	—	(2,707)
Net income	—	—	—	—	—	—	11,223	11,223
Balance, September 30, 2022	85,601,803	$1	90,452,534	$1	$413,206	$(4,098)	$(161,925)	$247,185

KNOWBE4, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except shares)
(unaudited)
For the nine months ended September 30, 2021:

	Convertible Preferred Stock		Common Stock		Common Stock, Class A		Common Stock, Class B		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	114,164,600	$—	42,279,000	$—	—	$—	—	$—	$158,483	$(339)	$(161,303)	$(3,159)
Issuance of common stock for exercise of stock options	—	—	274,720	—	—	—	2,899,008	—	3,435	—	—	3,435
Issuance of common stock for business combinations	—	—	1,245,440	—	—	—	—	—	24,675	—	—	24,675
Repurchase of common stock	—	—	(97,600)	—	—	—	—	—	(181)	—	—	(181)
Conversion of convertible preferred stock and previously authorized Common Stock to Common Stock, Class B	(114,164,600)	—	(43,701,560)	—	—	—	157,866,160	2	—	—	—	2
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	—	—	10,425,000	—	—	—	153,796	—	—	153,796
Issuance of common stock upon settlement of restricted stock units	—	—	—	—	954,297	—	—	—	—	—	—	—
Conversion of Common stock, Class B to Common stock, Class A	—	—	—	—	21,128,743	—	(21,128,743)	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	—	—	—	—	(423,865)	—	(362,741)	—	(11,892)	—	—	(11,892)
Stock compensation expense	—	—	—	—	—	—	—	—	22,377	—	—	22,377
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(705)	—	(705)
Net loss	—	—	—	—	—	—	—	—	—	—	(16,243)	(16,243)
Balance, September 30, 2021	—	$—	—	$—	32,084,175	$—	139,273,684	$2	$350,693	$(1,044)	$(177,546)	$172,105

The accompanying notes are an integral part of these consolidated financial statements.

KNOWBE4, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$11,223	$(16,243)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Additions to capitalized content	(5,807)	(4,504)
Depreciation and amortization expense	11,440	9,999
Deferred commissions amortization	16,709	13,806
Stock compensation expense	18,268	23,151
Other, net	(727)	327
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(10,587)	(4,943)
Deferred commissions	(25,799)	(23,112)
Prepaid and other assets	(4,728)	(7,656)
Accounts payable and other liabilities	4,901	13,675
Deferred revenue	65,228	51,299
Net cash provided by operating activities	80,121	55,799
Cash flows from investing activities:
Business combinations, net of cash acquired	40	(11,227)
Purchases of investments	(3,375)	—
Purchases of property and equipment	(4,467)	(2,214)
Capitalized internal-use software costs	(2,681)	(1,895)
Net cash used in investing activities	(10,483)	(15,336)
Cash flows from financing activities:
Proceeds from the exercise of stock options	3,235	3,435
Proceeds from issuance of common stock under the employee stock purchase plan	2,932	—
Repurchases of common stock	—	(1,171)
Proceeds from the issuance of common stock	—	155,958
Acquisition-related contingent consideration payments	—	(375)
Payments for finance lease obligations	(31)	(30)
Taxes paid for the net share settlement of equity awards	(2,682)	(11,892)
Net cash provided by financing activities	3,454	145,925
Effect of exchange rate changes on cash and cash equivalents	(2,879)	303
Net change in cash and cash equivalents	$70,213	$186,691
Cash and cash equivalents, beginning of period	$273,723	$85,582
Cash and cash equivalents, end of period	$343,936	$272,273

The accompanying notes are an integral part of these consolidated financial statements.

KNOWBE4, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
SUPPLEMENTAL CASH FLOW DISCLOSURES
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for taxes	$2,326	$1,590

Supplemental disclosure of noncash investing and financing activities:
Capital expenditures and other assets included in accounts payable and accrued expenses	$362	$508

The accompanying notes are an integral part of these consolidated financial statements.

KNOWBE4, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Description of Business
KnowBe4, Inc. (“KnowBe4” or the “Company”), was incorporated in Delaware in January 2016 and is the successor to operations which began in August 2010. The Company is headquartered in Clearwater, Florida.
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

KNOWBE4, INC.
Note 2 – Summary of Significant Accounting Policies
a.Basis of Presentation and Consolidation
The Company’s consolidated financial statements and accompanying notes include the accounts of KnowBe4, Inc. and its wholly-owned subsidiaries. The accompanying consolidated balance sheets as of September 30, 2022 and the consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of stockholders' equity for the three and nine months ended September 30, 2022 and 2021 and consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s consolidated balance sheets as of September 30, 2022, and its consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of stockholders' equity for the three and nine months ended September 30, 2022 and 2021 and its consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021. All intercompany balances and transactions have been eliminated in consolidation. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2022. The accompanying interim unaudited consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
d. Cash and Cash Equivalents
The Company considers all investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents include $116.6 million and $180.2 million of overnight money market mutual funds at September 30, 2022 and December 31, 2021, respectively. The carrying amount of such cash equivalents approximates their fair value due to the short-term and highly liquid nature of these instruments.
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
The Company maintains an allowance for doubtful accounts based on future expected credit losses measured over the contractual term of the receivable. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering various factors including the age of each outstanding invoice, each customer’s expected ability to pay, historical loss rates and expectations of forward-looking loss estimates to determine whether the allowance is appropriate. The Company writes off accounts receivable balances to the allowance for doubtful accounts when the Company has exhausted all collection efforts. As of September 30, 2022 and December 31, 2021 the allowance for doubtful accounts was $0.6 million and $0.5 million, respectively, and allowance activity for the periods presented was not material to the consolidated financial statements.
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
h. Capitalized Software and Content, Net
The Company capitalizes costs incurred related to the development of internal use software during the application development stage. These capitalized costs are primarily related to the development of the Company’s security awareness platform. Costs are capitalized to develop new internal use software or to significantly increase the functionality of existing software. Additionally, the Company records acquired internal-use software and technology assets within the capitalized software and content caption on its consolidated balance sheets. Capitalized software costs are amortized on a straight-line basis over the software’s estimated useful life of three to six years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events

KNOWBE4, INC.
or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments of capitalized internal use software during the three and nine months ended September 30, 2022 or 2021.
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
i.Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price in a business combination over the estimated fair value of identifiable net assets acquired. The Company evaluates and tests the recoverability of goodwill for impairment at least annually, on October 1, or more frequently if circumstances indicate that goodwill may not be recoverable. The Company performs the impairment testing by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its single reporting unit is less than its carrying amount. In assessing the qualitative factors, the Company considers the impact of certain key factors including macroeconomic conditions, industry and market considerations, changes in management, litigation or regulatory matters, changes in enterprise value, and overall financial performance. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company calculates the estimated fair value of the reporting unit and any excess of the carrying amount over fair value is recognized as a goodwill impairment loss. Based on the results of the qualitative goodwill impairment analyses, the Company has determined there were no triggering events indicating impairment of goodwill during the three and nine months ended September 30, 2022 and 2021.
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
j. Impairment of Intangible and Other Long-Lived Assets
The Company performs an impairment review of long-lived assets, including property and equipment and both definite and indefinite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with the respective accounting standards. If the Company determines that the carrying value of an asset group may not be recoverable, the Company measures recoverability by comparing the carrying amount of the asset group to the future undiscounted cash flows it expects the asset group to generate. If the Company considers any of these assets to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. In addition, the Company periodically evaluates the estimated remaining useful lives of long-lived assets to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation or amortization. No impairment indicators were identified and no impairment charges were recorded during the three and nine months ended September 30, 2022 or 2021.

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
The Company remeasures monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at each period. Gains and losses from these remeasurement adjustments are recognized within other income (expense).

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
q. 401(k) Plan
The Company maintains a tax-qualified retirement plan, or the 401(k) plan, that provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis. Eligible employees are able to participate in the 401(k) plan as of the first day of the month following the date they meet the 401(k) plan’s eligibility requirements, and participants are able to defer up to 100% of their eligible compensation subject to applicable annual Internal Revenue Code limits. All participants’ interests in their deferrals are 100% vested when contributed and the Company’s matching contributions are 100% vested following one year of service. The Company contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. For the three months ended September 30, 2022 and 2021, the Company made contributions to the 401(k) Plan of $1.1 million and $0.5 million, respectively. For the nine months ended September 30, 2022 and 2021 the Company made contributions of $2.9 million and $1.6 million, respectively.
r. Advertising
Advertising costs are expensed as incurred. Advertising expenses were $6.8 million and $3.3 million for the three months ended September 30, 2022 and 2021, respectively, and were $18.3 million and $10.5 million for the nine months ended September 30, 2022 and 2021, respectively. These costs are included within sales and marketing expenses in the accompanying consolidated statements of operations.
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
No single customer accounted for more than ten percent of total revenues, net during the three and nine months ended September 30, 2022 and 2021. Additionally, no single customer accounted for more than ten percent of accounts receivable at September 30, 2022 or at December 31, 2021.
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
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value and indicate the fair value hierarchy of the valuation inputs used (in thousands):

KNOWBE4, INC.

	September 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market mutual funds	$116,616	$—	$—	$116,616
Other assets:
Investments	—	—	3,375	3,375
Total assets	$116,616	$—	$3,375	$119,991

Liabilities:
Accounts payable and accrued expenses:
Contingent consideration	$—	$—	$5,000	$5,000
Other non-current liabilities:
Contingent consideration	—	—	1,239	1,239
Total liabilities	$—	$—	$6,239	$6,239

	December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market mutual funds	$180,170	$—	$—	$180,170
Total assets	$180,170	$—	$—	$180,170

Liabilities:
Accounts payable and accrued expenses:
Contingent consideration	$—	$—	$5,000	$5,000
Total liabilities	$—	$—	$5,000	$5,000
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable, approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
The Company invested in securities of privately held companies which do not have a readily determinable fair value. The Company elected to measure these securities at cost less impairment, if any, adjusted for observable price changes resulting from orderly transactions for the identical or a similar security of the same issuer.
The Company’s contingent consideration liabilities were initially measured using both a probability estimate of achieving the contingency and a Monte Carlo simulation utilizing future revenues projections, a risk-adjusted discount rate and performance volatility assumptions both of which involve inherent uncertainties.

KNOWBE4, INC.
There were no transfers between levels during the three and nine months ended September 30, 2022 or the year ended December 31, 2021.
Note 3 – Revenues, Deferred Revenue and Remaining Performance Obligations
The following table summarizes revenues recognized from performance obligations delivered to customers, which relate to (i) subscription services that are recognized ratably over the term of the contract and (ii) subscription revenues allocated to downloadable content which are recognized at a point in time, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Ratable portion of subscription revenues	$76,111	$55,354	$213,404	$151,084
Subscription revenues allocated to downloadable content	9,725	8,737	28,227	25,907
Total	$85,836	$64,091	$241,631	$176,991
The following table summarizes the revenues by region based on the shipping address of customers who have contracted to use the Company’s platform (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
North America	$70,723	$53,324	$199,841	$149,744
International	15,113	10,767	41,790	27,247
Total	$85,836	$64,091	$241,631	$176,991
Contract Balances
The Company records unbilled receivables when revenues recognized on a contract exceed amounts invoiced. Unbilled receivables were not material as of September 30, 2022 or December 31, 2021.
Contract liabilities consist of deferred revenue which represents contractual billings made in advance of performance under the contract. Changes in deferred revenue were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$311,531	$221,947	$265,774	$185,696
Plus: Additions to deferred revenue	103,914	82,718	305,466	231,869
Less: Recognition of revenue deferred in prior periods	(75,014)	(53,929)	(164,071)	(112,460)
Less: Recognition of revenue deferred in the current period	(10,822)	(10,162)	(77,560)	(64,531)
Ending balance	$329,609	$240,574	$329,609	$240,574
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents contracted revenues that have not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenues in future periods. The transaction price allocated to remaining performance obligations is influenced by several factors, including the timing of delivery of the Company’s products and average contract terms. Unbilled portions of

KNOWBE4, INC.
remaining performance obligations are subject to future economic risks including bankruptcies, regulatory changes and other market factors. The Company excludes from remaining performance obligations amounts related to performance obligations that have been delivered and therefore recognized. The Company expects the majority of the revenues represented by noncurrent remaining performance obligations to be recognized in the next 13 to 36 months.
Remaining performance obligations consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Current	$243,763	$198,134
Noncurrent	153,480	125,534
Total	$397,243	$323,668
Deferred Commissions
Changes in deferred commissions were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$57,678	$42,826	$51,711	$37,199
Plus: Additions to deferred commissions	8,308	8,726	25,799	23,112
Less: Recognition of deferred commissions	(5,976)	(5,071)	(16,709)	(13,806)
Plus: Foreign currency impacts on deferred commissions	(746)	(68)	(1,537)	(92)
Ending balance	$59,264	$46,413	$59,264	$46,413
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
The purchase agreement also includes earn-out provisions payable in a combination of cash and equity that are contingent upon future events. These earn-outs include $5.0 million payable in cash upon the first sale of a product incorporating the developed technology and up to $10.0 million payable in shares of Class A common stock based upon performance targets measured by the achievement of certain annual recurring revenue levels. These earn-out provisions are classified as contingent consideration liabilities and are subject to recurring fair value measurements. The fair value of the contingent consideration is estimated to be $6.2 million.

KNOWBE4, INC.
The Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date, including measurement period adjustments to the acquired technology of $2.7 million and the deferred tax liability of $0.7 million. The purchase price allocation was finalized during the second quarter.
Note 5 – Capitalized Software and Content, Net
Capitalized software and content, net consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Internally developed capitalized software	$19,567	$16,689
Acquired technology	14,600	11,900
Capitalized content	28,436	23,277
	62,603	51,866
Less: Accumulated amortization	(32,052)	(24,792)
Total capitalized software and content, net	$30,551	$27,074
Amortization expense for the three months ended September 30, 2022 and 2021 totaled $2.4 million and $2.0 million, respectively, and for nine months ended September 30, 2022 and 2021 totaled $7.4 million and $6.2 million, respectively. These costs are primarily included in cost of revenues in the accompanying consolidated statements of operations.
Internally developed capitalized software and content balances include accumulated costs not yet placed in service of $5.5 million at September 30, 2022. As the related software and content is not yet in service, the costs are not included in the following estimated future amortization expenses for capitalized software and content (in thousands):

2022	$2,212
2023	7,213
2024	5,282
2025	4,076
2026	3,297
Thereafter	2,971
Total	$25,051
Note 6 – Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Leasehold improvements	$9,741	$8,677
Computers and other equipment	8,688	7,038
Furniture and fixtures	2,293	2,002
	20,722	17,717
Less: Accumulated depreciation	(10,575)	(8,597)
Total property and equipment, net	$10,147	$9,120
Depreciation expense for the three months ended September 30, 2022 and 2021 totaled $1.1 million and $1.0 million, respectively, and totaled $3.3 million and $3.0 million, for the nine months ended September 30, 2022 and 2021, respectively.

KNOWBE4, INC.
Additionally, 92.7% and 92.6% of the Company’s property and equipment were located in the United States and 7.3% and 7.4% were located in various international jurisdictions, as of September 30, 2022, and December 31, 2021, respectively.
Note 7 – Intangible Assets and Goodwill
Intangible assets
Intangible assets, net consist of the following (in thousands):

	Weighted Average Amortization Period (in years)	September 30, 2022
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Acquired content and customer relationships(1)	3.8 years	$7,022	$(3,484)	$3,538
Domain names	1.8 years	263	(220)	43
Patents	18.3 years	2,259	(191)	2,068
Trade names and other indefinite-lived intangibles(1)	Indefinite	690	—	690
In-process patents and trademarks	Not applicable	1,630	—	1,630
Total intangible assets		$11,864	$(3,895)	$7,969

	Weighted Average Amortization Period (in years)	December 31, 2021
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Acquired content and customer relationships(1)	4.5 years	$7,124	$(2,762)	$4,362
Domain names	2.1 years	260	(211)	49
Patents	18.5 years	1,761	(120)	1,641
Trade names and other indefinite-lived intangibles(1)	Indefinite	709	—	709
In-process patents and trademarks	Not applicable	1,231	—	1,231
Total intangible assets		$11,085	$(3,093)	$7,992
_______________
(1) - Gross carrying amount includes impact of translation of foreign denominated intangible assets.
Intangible asset amortization for the three months ended September 30, 2022 and 2021 totaled $0.4 million and $0.3 million, respectively, and totaled $1.1 million and $0.8 million, for the nine months ended September 30, 2022 and 2021, respectively. These expenses are primarily presented in operating expenses with a portion allocated to cost of revenues within the accompanying consolidated statements of operations.
Estimated future amortization expense is as follows (in thousands):

2022	$292
2023	1,124
2024	1,096
2025	760
2026	686
Thereafter	1,691
Total	$5,649

KNOWBE4, INC.
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually.
The changes in carrying amounts of goodwill were as follows (in thousands):

Balance at December 31, 2020	$8,605
Acquisitions	81,092
Other adjustments(1)	(368)
Balance at December 31, 2021	89,329
Measurement period adjustments	(779)
Other adjustments(1)	(846)
Balance at September 30, 2022	$87,704
________________
(1)Other adjustments represents the impact of translation of foreign currency denominated goodwill balances.
Note 8 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued commissions	$9,182	$9,302
Accrued payroll	14,922	8,798
Accounts payable	4,754	5,628
Contingent consideration	5,000	5,000
Other accrued expenses	7,969	8,914
Total accounts payable and accrued expenses	$41,827	$37,642
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
The components of lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$991	$910	$2,839	$2,712
Short-term lease cost	177	120	539	402
Variable lease cost	171	216	477	586
Total lease cost	$1,339	$1,246	$3,855	$3,700
Lease costs are amortized in general and administrative expenses in the accompanying consolidated statements of operations. The Company reports the amortization of ROU assets and the change in operating lease liabilities on a net basis in accounts payable and other liabilities in the accompanying consolidated statements of cash flows.

KNOWBE4, INC.
Other information related to operating and finance leases is as follows:

	Nine Months Ended September 30,
	2022	2021
Weighted-average remaining lease term (in years)	4.7	4.8
Weighted-average discount rate	1.9%	4.5%
Future lease payments under non-cancellable leases recorded as of September 30, 2022, were as follows (in thousands):

Operating Leases
2022	$1,009
2023	3,687
2024	3,211
2025	2,615
2026	2,602
Thereafter	1,977
Total lease payments	15,101
Less: imputed interest	(582)
Total future lease payments under non-cancellable leases	$14,519
Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2,704	$2,636

ROU assets obtained in exchange for lease obligations:
Operating leases	$3,043	$3,142

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
The borrowings under the Revolving Credit Facility bear interest, at our option, at a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest in effect for such date as publicly announced from time to time by Bank of America as its “prime rate”, or (c) the eurodollar rate plus 1.0%, provided that such rate shall not be less than 0.5%. As of September 30, 2022, the Company did not have any outstanding borrowings under the Revolving Credit Facility, there were no issued letters of credit outstanding from the credit agreement and the Company was in compliance with all covenant requirements.

KNOWBE4, INC.
Note 11 – Stockholder’s Equity
Initial Public Offering
On April 26, 2021, the Company completed the IPO of its Class A common stock, in which the Company issued and sold 10,425,000 shares of Class A common stock, including 1,425,000 shares resulting from the exercise in full of the underwriters’ option to purchase additional shares, at an IPO price of $16.00 per share for net proceeds to the Company of $156.0 million. Upon recording the proceeds from the transaction, the Company reclassified $2.2 million of offering costs into stockholders’ equity (deficit) as a reduction of the net proceeds received from the IPO.
Immediately prior to the completion of the IPO, the Company filed an amended and restated certificate of incorporation, which authorized capital stock consisting of 1,000,000,000 shares of Class A common stock, par value $0.00001 per share, 500,000,000 shares of Class B common stock, par value $0.00001 per share, and 100,000,000 shares of preferred stock, par value $0.00001 per share. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class B common stock is entitled to 10 votes and is convertible into one share of Class A common stock. Additionally, all shares of the Company’s capital stock outstanding immediately prior to the IPO, including all of the Company’s outstanding shares of convertible preferred stock, were reclassified into shares of the Company’s Class B common stock. No dividends were declared or paid during the period ended September 30, 2022.
Stockholder’s Equity Prior to Initial Public Offering
Common Stock
Prior to the completion of the IPO, the Company had one class of common stock, and each share of common stock entitled its holder to one vote on all matters submitted to the stockholders for a vote. The voting, dividend and liquidation rights of the holders of the common stock were subject to and qualified by the rights, powers and preference of the holders of the preferred stock set forth below.
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
As it relates to voting and dividend rights, the rights, preferences, and privileges of the preferred stock did not differ from the rights of the common stock. No dividends were declared during the period ended September 30, 2021. In the event of any deemed liquidation event, as defined in the Company’s certificate of incorporation as then in effect, the holders of preferred stock were entitled to the greater of (i) the original issue price of the preferred

KNOWBE4, INC.
stock plus any dividends declared and unpaid thereon, or (ii) the amount payable had all classes of shares been converted to common stock.
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
The Company (i) amended the 2016 Incentive Plan to clarify that, following the closing of the IPO, outstanding awards under the 2016 Incentive Plan would cover shares of the Company’s Class B common stock, and (ii) terminated the 2016 Incentive Plan; provided, however, that the 2016 Incentive Plan continues to govern the terms and conditions of awards outstanding under the 2016 Incentive Plan as of the time of its termination. As of September 30, 2022, a total of 7,656,086 shares of Class B common stock have been reserved for issuance upon the exercise of stock options under the 2016 Incentive Plan.
2021 Equity Incentive Plan
In April 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Incentive Plan”), which initially authorized the issuance of up to an aggregate of 18,400,000 shares of Class A common stock in the form of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and any of our future subsidiary corporations’ employees and consultants. In addition, the shares reserved for issuance under the 2021 Incentive Plan include a number of shares of Class A common stock equal to the number of shares of Class B common stock subject to awards granted under the 2016 Incentive Plan up to a maximum of 14,219,800 shares. The number of shares of the Company’s Class A common stock available for issuance under the 2021 Incentive Plan is subject to an annual increase on the first day of each fiscal year beginning on January 1, 2022, equal to the lesser of: (i) 18,400,000 shares; (ii) 5% of the outstanding shares of all classes of the Company’s common stock as of the last day of the immediately preceding year; or (iii) such other amount as the Company’s board of directors may determine. As of September 30, 2022, 22,719,841 shares of Class A common stock were reserved for future issuance under the 2021 Incentive Plan.
Stock Options
The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions set forth in the table below.

Nine Months Ended September 30, 2021
Expected term (years)	6.3
Expected stock price volatility	45.0%
Risk-free interest rate	0.8%
Dividend yield	—%
Fair value of common stock	$19.82

KNOWBE4, INC.
The following table summarizes the common stock option activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	9,104,749	$3.18	$1.51	6.9
Granted	—	—	—
Exercised	(1,303,530)	2.48			23,567
Forfeited or expired	(145,133)	5.11
Outstanding as of September 30, 2022	7,656,086	$3.26	$1.57	6.6	$134,389
Vested and exercisable as of September 30, 2022	5,851,326	$2.81	$1.36	6.3	$105,296
The aggregate intrinsic value of the options exercised represents the difference between the estimated fair value of our common stock on the date of exercise and the exercise price of the options.
Share Repurchases
Prior to the completion of its IPO, the Company repurchased or promised to repurchase shares of common stock from former employees under pre-existing contingent call options triggered upon termination. The repurchase price paid or promised was in excess of the fair value of the common stock on the repurchase date. During April 2021, the Company completed its IPO, establishing a public market for the Company’s shares, and no longer repurchases shares under remaining contingent call options.
Restricted Stock Units
The Company recognizes stock compensation expense associated with RSUs over the term of the respective awards. The following table summarizes the RSU activity during the nine months ended September 30, 2022:

	Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding as of December 31, 2021	2,433,681	$20.80
Granted	797,423	$19.41
Vested	(431,556)	$17.72
Forfeited or expired	(109,295)	$22.22
Outstanding as of September 30, 2022	2,690,253	$20.82
2021 Employee Stock Purchase Plan
In April 2021, the Company adopted its ESPP, which initially reserved for issuance 3,350,000 shares of Class A common stock. The number of shares reserved under the ESPP will automatically increase on the first day of each fiscal year, starting on January 1, 2022, in an amount equal to the lesser of (i) 3,350,000 shares, (ii) 1% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as the administrator of the ESPP may determine. As of September 30, 2022, 4,659,195 shares of Class A common stock were reserved for future issuance under the ESPP.

KNOWBE4, INC.
The fair value of the ESPP purchase right is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2022	2021
Expected term (years)	0.5	0.5
Expected stock price volatility	71.0% - 81.9%	60.9%
Risk-free interest rate	0.1% - 1.5%	0.4%
Dividend yield	—%	—%
Stock Compensation Expense
The following table summarizes the components of stock compensation expense recognized in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$148	$124	$493	$253
Sales and marketing	1,226	726	3,801	7,277
Technology and development	1,234	242	3,815	530
General and administrative	3,052	1,652	10,159	15,212
Total stock compensation expense	$5,660	$2,744	$18,268	$23,272
As of September 30, 2022, the Company had $44.6 million of unrecognized stock compensation associated with stock awards, which is expected to be recognized over a weighted-average period of 2.1 years.

KNOWBE4, INC.
Note 13 – Net Income (Loss) per Share
The computation of net income (loss) per share is as follows (in thousands, except share and per share data):

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B
Net income per share, basic:
Numerator:
Allocation of undistributed income for basic calculation	$3,044	$3,471	$4,890	$6,333
Denominator:
Number of shares used in basic per share computation	82,171,127	93,692,954	76,354,817	98,877,075
Net income per share, basic	$0.04	$0.04	$0.06	$0.06

Net income per share, diluted:
Numerator:
Allocation of undistributed income for basic calculation	$3,044	$3,471	$4,890	$6,333
Reallocation of undistributed income for diluted calculation based on conversion of Class B to Class A shares	3,471	—	6,333	—
Reallocation of undistributed income	—	(123)	—	(244)
Allocation of undistributed income for diluted calculation	$6,515	$3,348	$11,223	$6,089
Denominator:
Number of shares used in basic per share computation	82,171,127	93,692,954	76,354,817	98,877,075
Plus: reallocation of Class B to Class A shares outstanding	93,692,954	—	98,877,075	—
Plus: dilutive common stock options and restricted stock units	6,468,350	—	7,022,503	—
Number of shares used in diluted per share computation	182,332,431	93,692,954	182,254,395	98,877,075
Net income per share, basic and diluted	$0.04	$0.04	$0.06	$0.06

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Net loss per share, basic and diluted:
Numerator:
Allocation of undistributed loss for basic and diluted calculation	$(205)	$(1,375)	$(1,685)	$(14,558)
Denominator:
Number of shares used in basic and diluted per share computation	22,144,998	148,214,222	10,176,702	87,899,588
Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.17)	$(0.17)

KNOWBE4, INC.
Potentially dilutive securities that were not included in the September 30, 2021 diluted per share calculations because they would be antidilutive were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Stock options	11,630,086	12,339,017
Restricted stock units	242,414	229,418
Shares issuable pursuant to the 2021 Employee Stock Purchase Plan	—	—
Total potentially dilutive securities	11,872,500	12,568,435
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
The Company recognized income tax expense of $0.1 million and $1.0 million for the three months ended September 30, 2022 and 2021, respectively, and of $0.9 million and $1.8 million for the nine months ended September 30, 2022 and 2021, respectively. Tax expense was primarily attributable to taxes generated on operating income expected to be earned in both the U.S. and foreign jurisdictions. As of September 30, 2022, the Company has a full valuation allowance on its U.S. federal and state and certain foreign deferred tax assets.
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
Note 16 – Related Party Transactions
Kevin Mitnick, a former member of the Company’s board of directors and a holder of greater than 5% of the Company’s Class B common stock, performs consulting services for and licenses to the Company the right to use his name and likeness in connection with the Company’s products. Mr. Mitnick's consulting agreement calls for an annual fee of $0.2 million plus the reimbursement of certain expenses.
Voya Financial, Inc. (“Voya Financial”) is a holder of greater than 5% of the Company’s Class A common stock and is the Company’s 401(k) Plan provider. The Voya Financial 401(k) profit sharing plan and trust service fees were approximately $0.1 million for the nine months ended September 30, 2022.

KNOWBE4, INC.
Note 17 – Subsequent Events
Pending Merger
On October 11, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Oranje Holdco, LLC (“Parent”) and Oranje Merger Sub, Inc. (“Merger Sub”), providing for the Company’s acquisition in an all cash transaction valued at $4.6 billion on an equity value basis. Subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger and becoming a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Vista Equity Partners (“Vista”), a leading global investment firm focused on enterprise software, data and technology-enabled businesses. Under the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of the Company’s Class A common stock and Class B common stock (other than as specified in the Merger Agreement) will be canceled and extinguished and automatically converted into the right to receive cash in an amount equal to $24.90, without interest.
Completion of the Merger is subject to the satisfaction or waiver of customary closing conditions, including (1) approval of the Merger Agreement by the Company’ stockholders; (2) the expiration or termination of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); (3) the absence of any legal restraint preventing the Merger; and (4) the absence of a material adverse effect on the Company that is continuing. The Merger is expected to close in the first half of 2023. Upon the consummation of the Merger, the Company’s Class A common stock will no longer be listed on any public market.
The Merger Agreement contains certain termination rights for the Company and Parent. Upon termination of the Merger Agreement under specified circumstances, subject to certain exceptions, the Company will be required to pay Parent a termination fee of $138.0 million. Specifically, this termination fee is payable by the Company to Parent if the Merger Agreement is terminated by (1) (a) Parent or the Company upon the failure to obtain the requisite approval of the Company’s stockholders under the Merger Agreement, or (b) Parent, if the Company has breached or failed to perform any of its representations, warranties or covenants under the Merger Agreement, resulting in the failure of a closing condition and, if in the case of each of the foregoing clauses (a) and (b), an alternative acquisition has been publicly announced prior to such termination and within one year of such termination, the Company consummates or enters into a definitive agreement for an alternative acquisition; (2) Parent, following the determination of the Company’s board of directors or the the special committee of the Company's board, which is comprised solely of independent and disinterested directors (the “Special Committee”) to change its recommendation with respect to the Merger; or (3) the Company, following the decision by the Company’s board of directors, acting upon the recommendation of the Special Committee, to authorize the Company to enter into an alternative acquisition to consummate the acquisition contemplated by a superior proposal. In addition, if the Merger Agreement is terminated by Parent or the Company upon the failure to obtain the requisite approval of the Company’s stockholders under the Merger Agreement, the Company will be required to reimburse Parent for its reasonable and documented third party transaction expenses up to $15.0 million.
Upon termination of the Merger Agreement under other specified circumstances, Parent will be required to pay the Company a termination fee of $276.0 million. Specifically, this termination fee is payable by Parent to the Company if the Merger Agreement is terminated by the Company (1) following Parent or Merger Sub’s material breach of its representations, warranties or covenants in a manner that would cause the related closing conditions to not be satisfied; or (2) once all of the conditions to the closing of the Merger are satisfied, following Parent’s failure to consummate the Merger as required pursuant to, and in the circumstances specified in, the Merger Agreement. Investment funds affiliated with Vista have provided the Company with limited guarantees in favor of the Company which guarantee, among other things, the payment of the termination fee payable by Parent, subject to certain terms and conditions.
Transaction expenses associated with the proposed Merger were $1.5 million for the three and nine months ended September 30, 2022.

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

We have established a significant market presence, with more than 54,200 customers as of September 30, 2022, across virtually all industries and multiple geographies. No single direct customer represented more than 1% of our revenues for the three and nine months ended September 30, 2022.
Our business has experienced significant growth with total revenues, net of $85.8 million and $64.1 million for the three months ended September 30, 2022 and 2021, respectively, and $241.6 million and $177.0 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and 2021, we had annual recurring revenue (“ARR”), of $347.2 million and $262.2 million, respectively. For the three months ended September 30, 2022 and 2021, we had net income of $6.5 million and net loss of $1.6 million, respectively, and for the nine months ended September 30, 2022 and 2021 we had net income of $11.2 million and net loss of $16.2 million, respectively. See the sections titled “—Key Business Metrics—Annual Recurring Revenue” for additional information regarding ARR.
We have built our business with a focus on cash flow generation. Our net cash provided by operating activities for the nine months ended September 30, 2022 and 2021 was $80.1 million and $55.8 million and our free cash flow was $72.9 million and $51.7 million, respectively. See the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—Free Cash Flow” for additional information regarding free cash flow and for a reconciliation of free cash flow to the most directly comparable financial measure calculated in accordance with U.S. generally accepted accounting principles (“GAAP”).
Pending Merger
On October 11, 2022, we entered into the Merger Agreement with Parent and Merger Sub, providing for our acquisition by affiliates of Vista. Under the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of the Company’s Class A common stock and Class B common stock (other than as specified in the Merger Agreement) will be canceled and extinguished and automatically converted into the right to receive cash in an amount equal to $24.90, without interest.
Completion of the Merger is subject to the satisfaction or waiver of customary closing conditions, including (1) approval of the Merger Agreement by our stockholders; (2) the expiration or termination of the waiting period under the HSR Act; (3) the absence of any legal restraint preventing the Merger; and (4) the absence of a material adverse effect on KnowBe4 that is continuing. The Merger is expected to close in the first half of 2023. Upon the consummation of the Merger, our Class A common stock will no longer be listed on any public market.
For further discussion about the Merger and the terms of the Merger Agreement, refer to the section titled “Pending Merger” in Note 17 “Subsequent Events” in the notes to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Key Business Metrics
We regularly monitor a number of financial and operating metrics, including the following key metrics, in order to measure our current performance and estimate our future performance, as follows:

	September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Number of customers	54,237	44,319	9,918	22.4%
Annual recurring revenue	$347,152	$262,172	$84,980	32.4%
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

Non-GAAP Gross Profit
We define non-GAAP gross profit as GAAP gross profit excluding stock compensation expense, amortization of acquired technology and intangible assets and acquisition and integration related costs, if applicable. Costs associated with acquisitions and integration include legal, accounting and other professional fees, changes in the fair value of contingent consideration obligations and other costs related to the transition of acquired businesses. We believe non-GAAP gross profit provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our results of operations, as this metric generally eliminates the effects of certain variables unrelated to our overall operating performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Gross profit	$74,399	$54,482	$209,140	$151,448
Add: Stock compensation expense	148	124	493	253
Add: Amortization of acquired technology and intangible assets	715	142	2,320	383
Non-GAAP gross profit	$75,262	$54,748	$211,953	$152,084
Non-GAAP Operating Income
We define non-GAAP operating income as GAAP operating income excluding stock compensation expense, amortization of acquired technology and intangible assets, acquisition and integration related costs and merger-related transaction expenses. Costs associated with acquisitions and integration include legal, accounting and other professional fees, changes in the fair value of contingent consideration obligations and other costs related to the transition of the acquired business. Nonrecurring transaction expenses associated with the pending transaction with Vista include legal fees, professional fees and other costs associated with consummating the Merger. We believe non-GAAP operating income provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this metric generally eliminates the effects of certain variables unrelated to our overall operating performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Operating income (loss)	$4,543	$(680)	$9,953	$(13,710)
Add: Stock compensation expense	5,660	2,744	18,268	23,272
Add: Amortization of acquired technology and intangible assets	876	302	2,802	771
Add: Acquisition and integration related costs	—	588	34	3,036
Add: Merger transaction expenses	1,538	—	1,538	—
Non-GAAP operating income	$12,617	$2,954	$32,595	$13,369
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net cash provided by operating activities	$32,728	$19,853	$80,121	$55,799
Less: Purchases of property and equipment	(1,846)	(1,159)	(4,467)	(2,214)
Less: Capitalized internal-use software	(421)	(774)	(2,681)	(1,895)
Less: Principal payments on finance leases	(10)	(10)	(31)	(30)
Free cash flow	$30,451	$17,910	$72,942	$51,660
Components of Our Operating Results
Revenues, Net
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
Because we recognize revenues ratably over the terms of our subscription contracts, a substantial portion of the revenues that we report in each period is attributable to the recognition of deferred revenue relating to agreements that we entered into during previous periods. Consequently, increases or decreases in new sales or renewals in any one period may not be immediately reflected as revenues for that period. Accordingly, the effect of downturns in sales and market acceptance of our platform, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. Further, current global macroeconomic conditions could impact our future revenue growth.
Cost of Revenues and Gross Margin
Cost of revenues consists of costs associated with delivering our platform and providing support to our customers. These costs include employee-related costs such as salaries and bonuses, stock compensation expense and benefits costs associated with our operations and support personnel, costs associated with third-party hosting services and other direct costs related to platform delivery, amortization of acquired technology, amortization of capitalized internal-use software and content and allocated overhead. We expect cost of revenues to increase in absolute dollars and as a percentage of revenues, relative to the extent of the growth of our business and reflective of the impacts of wage inflation seen in the market as a whole.

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
General and Administrative
General and administrative expenses consist primarily of employee-related costs for accounting, finance, legal, IT and human resources personnel and also include expenses related to consulting services, audit fees, tax services, legal services and other general corporate items. Our general and administrative costs also include our investment in internal initiatives and tools which we believe promotes our corporate culture and helps us attract and retain talent. We expect our general and administrative expenses to increase in absolute dollars in future periods as we continue to expand our operations, hire additional personnel, see the ongoing impact of overall wage inflation and incur other administrative costs to support the growth of the company. We also expect our general and administrative expenses to increase in absolute terms due to costs related to the Merger and potential related litigation.
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
Results of Operations
The following table is a summary of our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Revenues, net	$85,836	$64,091	$241,631	$176,991
Cost of revenues(1)	11,437	9,609	32,491	25,543
Gross profit	74,399	54,482	209,140	151,448
Operating expenses:
Sales and marketing(1)	34,603	27,731	100,034	82,312
Technology and development(1)	9,716	7,579	27,389	20,081
General and administrative(1)	25,537	19,852	71,764	62,765
Total operating expenses	69,856	55,162	199,187	165,158
Operating income (loss)	4,543	(680)	9,953	(13,710)
Other income (expense):
Interest income	1,570	16	2,103	41
Interest expense	(65)	(67)	(216)	(329)
Other income (expense)	519	114	245	(445)
Income (loss) before income tax expense	6,567	(617)	12,085	(14,443)
Income tax expense	(52)	(963)	(862)	(1,800)
Net income (loss)	$6,515	$(1,580)	$11,223	$(16,243)
________________
(1)Amounts include stock compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cost of revenues	$148	$124	$493	$253
Sales and marketing	1,226	726	3,801	7,277
Technology and development	1,234	242	3,815	530
General and administrative	3,052	1,652	10,159	15,212
Total stock compensation expense	$5,660	$2,744	$18,268	$23,272

The following table is a summary of our consolidated statements of operations as a percentage of our total revenues for the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of revenues	13.3%	15.0%	13.4%	14.4%
Gross profit	86.7%	85.0%	86.6%	85.6%
Operating expenses:
Sales and marketing	40.3%	43.3%	41.4%	46.5%
Technology and development	11.3%	11.8%	11.3%	11.3%
General and administrative	29.8%	31.0%	29.7%	35.5%
Total operating expenses	81.4%	86.1%	82.4%	93.3%
Operating income (loss)	5.3%	(1.1)%	4.1%	(7.7)%
Other income (expense):
Interest income	1.8%	—%	0.9%	—%
Interest expense	(0.1)%	(0.1)%	(0.1)%	(0.2)%
Other income (expense)	0.6%	0.2%	0.1%	(0.3)%
Income (loss) before income tax expense	7.7%	(1.0)%	5.0%	(8.2)%
Income tax expense	(0.1)%	(1.5)%	(0.4)%	(1.0)%
Net income (loss)	7.6%	(2.5)%	4.6%	(9.2)%

Comparison of the Three Months Ended September 30, 2022 and 2021
Revenues, net

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Revenues, net	$85,836	$64,091	$21,745	33.9%
Revenues, net increased by $21.7 million, or 33.9%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase in revenues, net was primarily driven by new customer acquisition and success in cross-selling additional products into our existing customer base. During the three months ended September 30, 2022, our customer base grew by 22.4% and the number of customers with active subscriptions to more than one of our products has increased to 27.9% of our total customer base, in each case compared to the three months ended September 30, 2021. Additionally, revenues earned in foreign jurisdictions increased by $4.3 million, or 40.4%, compared to the prior year quarter. Further, due to the nature of our subscription-based business model, a large portion of our revenues in a given period result from the recognition of revenues deferred in prior periods. As such, $21.1 million of the year-over-year increase in revenue is related to the recognition of deferred revenues from the accumulation of contracts entered into during prior periods.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Cost of revenues	$11,437	$9,609	$1,828	19.0%
Gross margin	86.7%	85.0%
Cost of revenues increased by $1.8 million, or 19.0%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The overall increase in cost of revenues is in line with our increase in revenues over the same period, while slightly improving our margin position. The total dollar value increase in cost of revenues is primarily driven by $1.2 million of additional personnel costs related to increased headcount to support our customer growth. Other increases relate to amortization expense associated with recently acquired intangible assets and higher platform hosting costs, which are also in line with our business growth.
Operating Expenses
Sales and Marketing

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Sales and marketing	$34,603	$27,731	$6,872	24.8%
Sales and marketing expenses increased by $6.9 million, or 24.8%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. This increase relates to additional personnel costs of $3.7 million, including salaries, commissions and stock compensation, driven by headcount increases within our sales organization, which is consistent with our overall business growth. We have also incurred increased costs to expand our market reach, including additional marketing and industry events, and demand generation activities to support our growth, which totaled an additional $3.2 million compared to the prior year quarter.
Technology and Development

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Technology and development	$9,716	$7,579	$2,137	28.2%
Technology and development expenses increased by $2.1 million, or 28.2%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. This increase is largely due to additional personnel costs of $1.3 million, including salaries and stock compensation, driven by headcount increases and is consistent with our overall business growth. The increase also relates to higher software subscription costs and overhead allocations, which is consistent with headcount increases, as well as additional production expenses, which largely vary depending on the stages and timing of production.

General and Administrative

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
General and administrative	$25,537	$19,852	$5,685	28.6%
General and administrative expenses increased by $5.7 million, or 28.6%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. This increase is largely due to additional personnel costs of $2.1 million, driven by headcount increases of 33.9%, comparatively, across our administrative support functions and an increase of $1.4 million in stock compensation due to additional equity awards issued subsequent to the prior year quarter. The remaining increase of $2.2 million relates to transaction expenses associated with the Merger of approximately $1.5 million along with higher incremental costs of subscription services that are correlated to headcount and/or usage.
Income Tax Expense

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Income tax expense	$(52)	$(963)	$911	(94.6)%
Income tax expense decreased by $0.9 million, or 94.6%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to a reduction in taxable income generated in foreign jurisdictions as a result of transfer pricing adjustments.
Comparison of the Nine Months Ended September 30, 2022 and 2021
Revenues, net

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Revenues, net	$241,631	$176,991	$64,640	36.5%
Revenues, net increased by $64.6 million, or 36.5%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.The increase in revenues, net was primarily due to the recognition of $51.6 million of deferred revenue from the accumulation of contracts entered into during prior periods. The remaining increase is attributable to revenues from new customers combined with revenues from cross-selling additional products into our existing customer base driven by our customer success teams’ efforts to expand our customers’ use of our platform beyond a single product. Our customer base grew by 22.4% and the number of customers with active subscriptions to more than one of our products has increased to 27.9% of our total customer base. Additionally, revenues earned in foreign jurisdictions increased by $14.5 million or 53.4% compared to the prior year period.

Cost of Revenues and Gross Margin

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Cost of revenues	$32,491	$25,543	$6,948	27.2%
Gross margin	86.6%	85.6%
Cost of revenues increased by $6.9 million, or 27.2%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The overall increase in cost of revenues is in line with our increase in revenues over the same period, while slightly improving our margin position. The total dollar value increase in cost of revenues is primarily driven by $4.7 million of additional personnel costs related to increased headcount to support our customer growth. Other increases relate to additional amortization expense associated with recently acquired intangible assets and higher platform hosting costs, which are in line with our business growth.
Operating Expenses
Sales and Marketing

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Sales and marketing	$100,034	$82,312	$17,722	21.5%
Sales and marketing expenses increased by $17.7 million, or 21.5%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. This increase primarily relates to increased personnel costs of $11.8 million, including salaries and commissions, and $2.8 million of additional subscription and corporate allocation costs driven by headcount increases within our sales organization, which is consistent with our overall business growth. The increase also relates to $7.2 million of additional marketing expenses for expanded programs, specifically industry events, including our KB4-CON customer conference, corporate communications, brand building and product marketing activities. These increases were offset by a decrease in stock compensation expense for the nine months ended September 30, 2022 of $3.5 million, driven by the $5.0 million of additional stock compensation expense recognized in conjunction with our IPO completed in April 2021.
Technology and Development

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Technology and development	$27,389	$20,081	$7,308	36.4%
Technology and development expenses increased by $7.3 million, or 36.4%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. This increase is due to additional personnel costs of $5.4 million, including additional stock compensation expense of $3.1 million and other headcount driven increases in salaries. Increases to headcount-related costs for the period were offset by additional capitalization of labor costs primarily associated with the SecurityCoach product development. The remainder of the increase primarily relates to higher costs of subscription services and corporate allocations which fluctuate with growth of the business.

General and Administrative

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
General and administrative	$71,764	$62,765	$8,999	14.3%
General and administrative expenses increased by $9.0 million, or 14.3%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. This increase primarily relates to additional personnel costs of $9.2 million, driven by headcount increases of 33.9%, comparatively, across our administrative support functions. Current year expenses include approximately $1.5 million of merger transaction expenses, $1.7 million of additional subscription services that are correlated to headcount and/or usage and $0.6 million of additional professional fees related to corporate legal and accounting matters. These increases were partially offset by a decrease in stock compensation expense for the nine months of $5.1 million, driven by the $10.0 million of additional stock compensation expense recognized in conjunction with our IPO completed in April 2021.
Income Tax Expense

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Income tax expense	$(862)	$(1,800)	$938	(52.1)%
Income tax expense decreased by $0.9 million, or 52.1%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to a reduction in taxable income generated in foreign jurisdictions as a result of transfer pricing adjustments.
Liquidity and Capital Resources
At September 30, 2022, our principal sources of liquidity were cash and cash equivalents totaling $343.9 million and accounts receivable of $64.0 million. Our cash and cash equivalents are comprised of time deposits with financial institutions. To date, we have financed our operations primarily through payments received from customers using our platform supplemented by proceeds from sales of our equity securities. Our positive cash flows from operations enable us to make continued investments in the growth of our business. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from customer prepayments, which are included on our consolidated balance sheets as deferred revenue. Deferred revenue consists of invoiced fees for our subscription services, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenues in accordance with our revenue recognition policy. As of September 30, 2022, we had deferred revenue of $329.6 million, of which $227.7 million was recorded as a current liability and is expected to be recorded as revenues in the next 12 months, provided all other revenue recognition criteria are met.
Our remaining performance obligation represents contracted revenues that has not yet been recognized and includes deferred revenue, which has been invoiced and is recorded on the consolidated balance sheets, and unbilled amounts that are not yet recorded on the balance sheets, that will be recognized as revenues in future periods. As of September 30, 2022, our remaining performance obligation was $397.2 million.
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
Revolving Credit Facility
On March 12, 2021, we entered into a three-year $100.0 million revolving credit facility with Bank of America, N.A. (the “Revolving Credit Facility”). Interest on any borrowings under the Revolving Credit Facility bear interest, at our option, at (i) a base rate equal to the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such date as publicly announced from time to time by Bank of America as its “prime rate”, or (c) the eurodollar rate plus 1.0%, provided that such rate will not be less than 0.5%. We are obligated to pay other customary fees for a credit facility of this size and type, including letter of credit fees, an upfront fee, and an unused commitment fee. The terms of our Revolving Credit Facility include a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate with other companies or sell substantially all of our assets, pay dividends, make redemptions and repurchases of stock, make investments, loans and acquisitions, or engage in transactions with affiliates. We expect to use the revolving credit facility for general corporate purposes, including potential future acquisitions and expansions. As of September 30, 2022, we were in compliance with all covenants and there were no amounts outstanding under this facility.
Initial Public Offering
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
Merger Agreement
The Merger Agreement contains customary covenants regarding the conduct of our business prior to the closing of the Merger and contains certain termination rights for us and Parent which require, in certain specified circumstances, (i) us to pay Parent a termination fee of $138.0 million or (ii) Parent to pay us a termination fee of $276.0 million. In addition, pursuant to the Merger Agreement, we have agreed, subject to certain exceptions, not to take, authorize, agree or commit to do certain actions outside of the ordinary course of business, including incurring or assuming indebtedness exceeding $0.6 million in the aggregate or incurring capital expenditures in excess of $0.5 million individually or $1.0 million in the aggregate. We do not believe that the restrictions in the Merger Agreement will prevent us from meeting our debt obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements.
For further discussion about the Merger and the terms of the Merger Agreement, refer to the section titled “Pending Merger” above, the section titled “Pending Merger” in Note 17 “Subsequent Events” in the notes to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Current Report on Form 8-K filed with the SEC on October 13, 2022, our preliminary proxy statement in connection with the solicitation of proxies to approve the Merger filed with the SEC on November 14, 2022, as well as the definitive proxy statement and any other documents or materials related to the Merger we may file when they become available.

Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities.

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$80,121	$55,799
Net cash used in investing activities	$(10,483)	$(15,336)
Net cash provided by financing activities	$3,454	$145,925
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
Net cash provided by operating activities during the nine months ended September 30, 2022 was $80.1 million, which consisted of net income of $11.2 million, adjusted for non-cash charges of $39.9 million and net cash inflows of $29.0 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of $18.3 million of stock compensation expense, $16.7 million of amortization of deferred commissions and $11.4 million of depreciation and amortization of our capital assets partially offset by a $5.8 million increase in additions to capitalized content due to continuous improvements to our content. Cash inflows from changes in operating assets and liabilities primarily relate to a $63.8 million increase in the total deferred revenue balance resulting from the sale of additional subscription services under our standard advanced invoicing practices and a $4.2 million increase in accounts payable resulting from payment timing. These inflows were offset by cash outflows from changes in operating assets and liabilities related to a $6.0 million increase in the total deferred commissions balance as we increase sales to new customers and renew our existing contracts, a $9.9 million increase in accounts receivable due to a substantial increase in sales close to the end of quarter and a $5.1 million increase in the prepaid and other assets balance primarily due to advanced payroll funding, renewed insurance policies for directors and officers and future in-person marketing events.
Net cash provided by operating activities during the nine months ended September 30, 2021 was $55.8 million, which consisted of a net loss of $16.2 million, adjusted for non-cash charges of $42.8 million and net cash inflows of $29.3 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of $13.8 million of amortization of deferred commissions, $10.0 million of depreciation and amortization of our capital assets and $23.2 million of stock compensation expense, which was primarily incurred in conjunction with our IPO. Cash outflows from changes in operating assets and liabilities primarily resulted from a $9.2 million increase in the total deferred commissions balance, a $6.2 million increase in the total accounts receivable balance and a $6.3 million increase in prepaid and other assets. The increases in deferred commissions balance is due to the addition of new customers and renewal of existing contracts during the period while the increase in accounts receivable is due to the timing of billings and collections combined with growth in sales. The increase in prepaid and other assets is due to $3.1 million of assets held for the purposes of funding expanding operations at our international subsidiaries and $2.6 million of prepayments made on insurance policies for directors and officers taken out in conjunction with our IPO. Cash inflows from changes in operating assets and liabilities primarily relate to a $54.9 million increase in the total deferred revenue balance resulting from the sale of additional subscription services under our standard advanced invoicing practices and a $16.8 million increase in the accounts payable and accrued expense balances due primarily to increases in payroll related accruals resulting from payment timing and overall headcount growth.

Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2022 related to the purchase of property and equipment for $4.5 million as we continue update our office space requirements and $2.7 million for the development of internal-use software as we develop new products and features, including our SecurityCoach product. We also purchased $3.4 million of investments during the period.
Net cash used in investing activities during the nine months ended September 30, 2021 primarily related to the $11.2 million of net cash paid for the acquisition of MediaPro Holdings, LLC, completed March 1, 2021, combined with $1.9 million and $2.2 million of capital expenditures for internal-use software and the purchase of property and equipment, respectively.
Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2022 primarily related to $2.9 million of proceeds from the issuance of common stock under the employee stock purchase plan and $3.2 million of proceeds from the exercise of stock options, partially offset by $2.7 million of taxes paid for the net share settlement of equity awards that vested during the period.
Net cash provided by financing activities during the nine months ended September 30, 2021 primarily related to $156.0 million of net proceeds received from the issuance of common stock in connection with the IPO, as well as $3.4 million of cash received upon the exercise of stock options. These financing activities proceeds were offset by $11.9 million paid for taxes related to the net settlement of our outstanding equity instruments and $1.2 million paid to repurchase shares of our common stock, prior to the IPO.
Commitments and Contractual Obligations
There were no material changes to our commitments and contractual obligations during the nine months ended September 30, 2022. Refer to Note 15 “Commitments and Contingencies” to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details. In addition, under the Merger Agreement, we may in certain circumstances be obligated to pay a termination fee of $138.0 million. For more details, refer to the section titled “Pending Merger” in Note 17 “Subsequent Events” in the notes to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Current Report on Form 8-K filed with the SEC on October 13, 2022, our preliminary proxy statement in connection with the solicitation of proxies to approve the Merger filed with the SEC on November 14, 2022, as well as the definitive proxy statement and any other documents or materials related to the Merger we may file when they become available.
Indemnification Agreements
Our subscription agreements generally contain standard indemnification obligations. Pursuant to these agreements, we will indemnify, defend and hold the other party harmless with respect to a claim, suit, or proceeding brought against the other party by a third party alleging that our intellectual property infringes upon the intellectual property of the third party, or results from a breach of our representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. Typically, these indemnification provisions do not provide for a maximum potential amount of future payments we could be required to make. However, in the past we have not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on our consolidated balance sheets as of September 30, 2022 or December 31, 2021.
We also indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited. However, our director and officer insurance policy limits our exposure and enables us to recover a portion of any future amounts paid. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on our consolidated balances sheet as of September 30, 2022 or December 31, 2021.

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
Our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies” of our consolidated financial statements. Our critical accounting policies and our more significant judgments and estimates used in the preparation of our consolidated financial statements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 10, 2022, and there have been no significant changes to these policies during the nine months ended September 30, 2022.
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
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in money market funds, including overnight investments. As of September 30, 2022, we had cash and cash equivalents of $343.9 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, the fiduciary control of cash and investments and, to a lesser extent, funding innovation within the cybersecurity industry. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. However, due to the short-term nature of the majority of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
Risks Related to our Pending Acquisition
•The announcement and pendency of the Merger or a failure to complete the Merger on the terms reflected in the Merger Agreement or at all;
•Business uncertainties and contractual restrictions while the Merger is pending;
•Litigation that may arise in connection with the Merger;
Risks Related to Our Business and Industry
•Our limited operating history including a history of losses;
•Difficulties managing our future growth;
•Our long-term focus on growth;
•Our ability to attract new customers and retain our existing customers;
•Failure to effectively develop and expand our sales and marketing capabilities or maintain successful relationships with our channel partners;
•Our exposure to risks related to international operations and plans for future international expansion;
•The risk that our network, systems or data security incident may allow unauthorized access to our network, systems or data or our customer’s data;
•Our reliance upon SaaS technologies from third parties to operate our business;
•The delayed reflection of new sales in our results due to recognizing revenues over the term of our customer contracts;

•Our ability to maintain an effective system of internal controls over our financial reporting in order to produce timely and accurate financial statements and comply with applicable regulations;
•The requirements arising from our being a public company, the related strain on our resources and diversion of management’s attention;
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
Risks Related to Our Pending Acquisition
The announcement and pendency of our agreement to be acquired by affiliates of Vista Equity Partners may have an adverse effect on our business results, and our failure to complete the Merger could have a material adverse effect on our business, financial condition, results of operations and stock price.
On October 11, 2022, we entered into the Merger Agreement with Parent and Merger Sub, providing for our acquisition by affiliates of Vista. Completion of the Merger is subject to the satisfaction or waiver of customary closing conditions, including (1) approval of the Merger Agreement by our stockholders; (2) the expiration or termination of the waiting period under the HSR Act; (3) the absence of any legal restraint preventing the Merger; and (4) the absence of a material adverse effect on KnowBe4 that is continuing. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.
The Merger may be delayed, and may ultimately not be completed, due to a number of factors, including:
•the failure to obtain the requisite stockholder approval to approve the Merger;
•the failure to obtain regulatory approvals from various governmental entities (or the imposition of any conditions, limitations or restrictions on such approvals);

•potential future stockholder litigation and other legal and regulatory proceedings, which could delay or prevent the Merger; and
•the failure to satisfy the other conditions to the completion of the Merger, including the possibility that a Company Material Adverse Effect (as defined in the Merger Agreement) would permit Parent not to close the Merger.
If the Merger does not close, we may suffer other consequences that could adversely affect our business, financial condition, operating results, and stock price, and our stockholders would be exposed to additional risks, including:
•to the extent that the current market price of our Class A common stock reflects an assumption that the Merger will be completed, the market price of our Class A common stock could decrease if the Merger is not completed;
•investor confidence in us could decline, stockholder litigation could be brought against us, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to retain key personnel, and our operating results may be adversely impacted due to costs incurred in connection with the Merger;
•any disruptions to our business resulting from the announcement and pendency of the Merger, including adverse changes in our relationships with customers, suppliers, partners and employees, may continue or intensify in the event the Merger is not consummated or is significantly delayed; and
•the requirement that we pay Parent a termination fee under certain circumstances that give rise to the termination of the Merger Agreement.
There can be no assurance that our business, relationships with other parties, liquidity or financial condition will not be adversely affected, as compared to prior to the announcement of the Merger, if the Merger is not consummated. Even if successfully completed, there are certain risks to our stockholders from the Merger, including:
•we may experience a departure of employees prior to the closing of the Merger;
•the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our Class A common stock;
•receipt of the all-cash per share merger consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•if the Merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.
While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our business relationships, financial condition, operating results, and business.
During the period prior to the closing of the Merger and pursuant to the terms of the Merger Agreement, our business is exposed to certain inherent risks and contractual restrictions that could harm our business relationships, financial condition, operating results, and business, including:
•potential uncertainty in the marketplace, which could lead current and prospective customers to purchase products and services from other providers or delay purchasing from us;
•difficulties maintaining existing and/or establishing business relationships, including business relationships with significant customers, suppliers and partners;
•the possibility of disruption to our business and operations resulting from the announcement and pendency of the Merger, including diversion of management attention and resources;

•the inability to attract and retain key personnel and recruit prospective employees, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Merger;
•the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business;
•our inability to freely issue securities, incur indebtedness (with certain exceptions, as described in the Merger Agreement), declare or authorize any dividend or distribution, or make certain material capital expenditures without Parent’s approval;
•our inability to solicit other acquisition proposals during the pendency of the Merger;
•the amount of the costs, fees, expenses and charges related to the Merger Agreement and the Merger, which may materially and adversely affect our financial condition; and
•other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.
If any of these effects were to occur, it could materially and adversely impact our business, cash flow, financial condition or results of operations, as well as the market price of our Class A common stock and our perceived value, regardless of whether the Merger is completed.
Litigation may arise in connection with the Merger, which could be costly, prevent consummation of the Merger, divert management’s attention and otherwise materially harm our business.
Regardless of the outcome of any future litigation related to the Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger may materially adversely affect our business, financial condition and results of operations. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our Class A common stock, impair our ability to recruit or retain employees, damage our relationships with our customers, suppliers, and other business partners, or otherwise materially harm our operations and financial performance.
The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us for greater consideration than what Vista has agreed to pay pursuant to the Merger Agreement.
The Merger Agreement contains provisions that make it more difficult for us to sell our business to a party other than Vista. The Merger Agreement provides that we must comply with customary non-solicitation restrictions, including certain restrictions on our ability to solicit alternative acquisition proposals from third parties, to provide non-public information to third parties and to engage in negotiations with third parties regarding alternative acquisition proposals. The Merger Agreement also allows either us or Vista to terminate the Merger Agreement in certain circumstances. If the Merger Agreement is terminated under certain circumstances as provided in the Merger Agreement, we could be required to pay Vista a termination fee equal to $138.0 million. While both we and Vista believe these provisions and agreements are reasonable and customary and are not preclusive of other offers, the restrictions, including the added expense of the termination fees that may become payable by us to Vista in certain circumstances, might discourage a third party that has an interest in acquiring all or a significant part of KnowBe4 from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher per share value than the consideration payable in the Merger pursuant to the Merger Agreement.
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
While we generated net income of $6.5 million and $11.2 million for the three and nine months ended September 30, 2022, respectively, we experienced net losses of $11.8 million and $2.4 million for the years ended December 31, 2021 and 2020, respectively, and as of September 30, 2022, we had an accumulated deficit of $161.9 million. Because the market for our platform and products has not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years, as we continue to hire additional personnel, particularly in sales and marketing, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform and products. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting and other expenses as a newly public company. If we fail to increase our revenues to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
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
We derived 17.6% and 16.8% of our total revenues from international customers for the three months ended September 30, 2022, and 2021, respectively, and 17.3% and 15.4% for the nine months ended September 30, 2022 and 2021, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into various international jurisdictions, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including but not limited to:
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
A failure by us to comply with the covenants or payment requirements specified in our credit agreement could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. If debt under our Revolving Credit Facility were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. As of September 30, 2022, there were no amounts outstanding under the Revolving Credit Facility.
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
A key tenet of our security awareness platform and products is the ability for our customers to perform simulated social engineering attacks on their users as part of our comprehensive training program. These social engineering attacks, typically in the form of simulated phishing emails, often use actual third-party names, logos, marks and other content in order to enhance the effectiveness of the simulation. Although we do not believe that the use of such names, logos, marks and other content for our customers’ internal training purposes infringes upon the trademark rights or other intellectual property rights of others, some third parties have objected to such use in our training program. These third parties have sent requests or demands to remove their names, logos, marks and other content from our platform and products alleging that such use causes consumer confusion resulting in harm to their goodwill or reputation, infringes upon their trademark rights and copyrights, constitutes bad faith, or otherwise creates actionable claims under the laws of certain jurisdictions.
From time to time, we also register domain names containing typos, third-party names or marks, or variations thereof, to be used in connection with our simulated phishing emails. We register these domain names to serve a limited and specific purpose, and similar to the above-referenced simulated phishing emails, we do not believe that the limited manner and purpose in which any such third-party names, marks and other content are used in the registered domain names infringes upon their trademark rights or intellectual property rights. Some third parties have, however, sent a privacy service request or initiated proceedings to cease use of and/or transfer the domain containing their name, mark or variations thereof, including intentional typos. We take a case-by-case approach when resolving these matters with the third parties. There is no assurance that legal actions will not result in the future from objecting third parties.
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
Furthermore, because any legal action would likely involve novel questions of law regarding simulated phishing activities for which there is very little or no precedent to date, and, because the outcomes of any such actions may depend on questions of laws that may vary from jurisdiction to jurisdiction, both inside the United States and internationally, the outcomes of any such legal actions are uncertain and may ultimately vary widely based on where the actions are brought. Any such outcomes may adversely impact our relationship with our customers, including prompting them to discontinue their business relationship with us. From time to time, third parties have asserted, or may assert, claims of infringement, misappropriation or other violations of intellectual property rights against us or our customers, with whom our agreements may obligate us to indemnify against these claims. Successful claims of infringement by a third party may prevent us from offering certain products or features, or require us to develop alternate non-infringing technology, which may require significant time, during which we may be unable to continue offering the affected products or solutions, be required to obtain a license that may not be available on reasonable terms, or at all, or be forced to pay substantial damages, royalties, or other fees. The occurrence of any of these results may materially adversely affect our business, financial condition and results of operations.
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
We license software and other technology from third parties that incorporate into, or integrate with, our platform and products. We cannot be certain that our licensors are not infringing on the intellectual property rights of third parties or that our licensors have sufficient rights to the licensed intellectual property in all jurisdictions in which we may offer our platform and products. In addition, many licenses are non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Some of our agreements with our licensors may be terminated for convenience by them, or otherwise provide for a limited term. If we are unable to continue to license any of this technology for any reason, our ability to develop and offer our platform and products containing such technology may be negatively impacted. Similarly, if we are unable to license necessary technology from third parties now or in the future, we may be forced to acquire or develop an alternative technology, which we may be unable to do in a commercially feasible manner, or at all, and we may be required to use alternative technology of lower quality or performance standards. This may limit or delay our ability to offer new or competitive products and increase our costs of production. As a result, our business and results of operations may be significantly harmed. Additionally, as part of our longer-term strategy, we open our platform and products to third-party developers and applications to further extend their functionality. We cannot be certain that such efforts to grow our business will be successful.
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
Our Class B common stock has ten votes per share, and our Class A common stock, has one vote per share. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, as of September 30, 2022, the holders of our Class B common stock collectively held approximately 92.8% of the combined voting power of our outstanding capital and will therefore, if acting together, be able to control all matters submitted to our stockholders for approval until the earlier of the fifth anniversary of the filing and effectiveness of our amended and restated certificate of incorporation or the affirmative vote of the holders of 66-2/3% of the voting power of our outstanding Class B common stock. This concentrated control will limit or preclude a potential investor’s ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
The market price of our Class A common stock could be subject to fluctuations in response to various factors, some of which are beyond our control and could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the market price of our Class A common stock include the following:
•public perceptions regarding the Merger, the pendency of the Merger and the likelihood it will close on the terms reflected in the Merger Agreement;
•the timing of the completion of the Merger;
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibit Index
The documents listed below are filed with this Quarterly Report on Form 10-Q (numbered in accordance with Item 601 of Regulation S-K).

		Provided Herein	Incorporated by Reference
Exhibit Number	Description		Form	File Number	Exhibit	Filing Date
2.1*#	Agreement and Plan of Merger, dated October 11, 2022, among Oranje Holdco, LLC, Oranje Merger Sub, Inc. and KnowBe4, Inc.		8-K	001-40351	2.1	October 13, 2022
3.1	Amended and Restated Certificate of Incorporation of the registrant		10-Q	001-40351	3.1	May 26, 2021
3.2	Amended and Restated Bylaws of the registrant		10-Q	001-40351	3.2	May 26, 2021
10.1*#	Support Agreement, dated as of October 11, 2022, by and among KnowBe4, Inc., VEPF VII SPV I, L.P. and VEPF VII SPV I Holdings, L.P.		8-K	001-40351	10.1	October 13, 2022
10.2*#	Support Agreement, dated as of October 11, 2022, by and among KnowBe4, Inc., KKR Knowledge Investors L.P. and Oranje Holdco, LLC		8-K	001-40351	10.2	October 13, 2022
10.3*#	Support Agreement, dated as of October 11, 2022, by and among KnowBe4, Inc., Elephant Partners I LP, Elephant Partners II LP for Elephant Partners II-B LP, Elephant Partners 2019 SPV-A LP and Oranje Holdco, LLC		8-K	001-40351	10.3	October 13, 2022
10.4*#	Support Agreement, dated as of October 11, 2022, by and among KnowBe4, Inc., Sjouwerman Enterprises Limited Partnership, Stu Sjouwerman and Oranje Holdco, LLC		8-K	001-40351	10.4	October 13, 2022
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
		X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	X
________________
*    Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5) or Item 601(b)(2) (as applicable). KnowBe4 will furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request. KnowBe4 may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.
#    Certain confidential portions of this exhibit were omitted by means of marking portions with brackets and asterisks because the identified confidential portions constituted personally identifiable information that is not material.
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

KnowBe4, Inc.

Date: November 14, 2022	By:	/s/ Sjoerd Sjouwerman
Sjoerd Sjouwerman
Chief Executive Officer & Director (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Bob Reich
Bob Reich
Chief Financial Officer (Principal Financial and Accounting Officer)